Form 10-Q
period 1995-03-31
ALLIED CAPITAL CORP II
filed 1995-05-15
CIK 850426

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period                                 Commission file number:
ended MARCH 31, 1995                                             0-18016
- ------------------------                                 -----------------------


                         ALLIED CAPITAL CORPORATION II
          ------------------------------------------------------------
             (exact name of Registrant as specified in its charter)


       MARYLAND                                                  52-1628801
- ------------------------------                              --------------------
(State or jurisdiction of                                     (IRS Employer
incorporation or organization)                              Identification  No.)


                               1666 K STREET, N.W.
                                    SUITE 901
                             WASHINGTON, DC   20006
                -------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code: (202) 331-1112


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO  _____
                                        -----


On May 1, 1995 there were 6,938,191 shares outstanding of the Registrant's common stock, $1 par value.

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                                 FORM 10-Q INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Statement of Financial Position as of March 31, 1995
          and December 31, 1994. . . . . . . . . . . . . . . . . . . . . . . . 1

          Consolidated Statement of Operations - For the Three Months Ended
          March 31, 1995 and 1994. . . . . . . . . . . . . . . . . . . . . . . 2

          Consolidated Statement of Changes in Net Assets - For the Three Months
          Ended March 31, 1995 and 1994. . . . . . . . . . . . . . . . . . . . 3

          Consolidated Statement of Cash Flows - For the Three Months Ended
          March 31, 1995 and 1994. . . . . . . . . . . . . . . . . . . . . . . 4

          Notes to Consolidated Financial Statements . . . . . . . . . . . . . 5

  Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . . . 6


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . 7

  Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . 7

  Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . 7

  Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . . . 7

  Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . 7

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 7

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

                         PART I - Financial Information
Item 1.   Financial Statements


                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                     (in thousands, except number of shares)




                                                                         March 31, 1995     December 31, 1994
                                                                         --------------     -----------------
                                                                           (unaudited)
Assets

Investments at value:
  Loans and debt securities. . . . . . . . . . . . . . . . . . . .            $82,887             $79,423
  Equity securities. . . . . . . . . . . . . . . . . . . . . . . .              7,488               6,714
  Other investment assets. . . . . . . . . . . . . . . . . . . . .              2,010               1,993
                                                                              -------             -------
         Total investments . . . . . . . . . . . . . . . . . . . .             92,385              88,130
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .              5,298              11,591
U.S. government securities . . . . . . . . . . . . . . . . . . . .                747                 748
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,386               1,465
                                                                              -------             -------
         Total assets. . . . . . . . . . . . . . . . . . . . . . .           $100,816            $101,934
                                                                              -------             -------
                                                                              -------             -------

Liabilities

Dividends and distributions payable. . . . . . . . . . . . . . . .           $    --             $  2,359
Investment advisory fee payable. . . . . . . . . . . . . . . . . .                591                 579
Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . .                656                 297
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .                886               1,224
                                                                              -------             -------
         Total liabilities . . . . . . . . . . . . . . . . . . . .              2,133               4,459
                                                                              -------             -------

Commitments and Contingencies

Shareholders' Equity

Common stock, $1 par; 20,000,000 shares
 authorized; 6,938,191 shares issued and outstanding at
 3/31/95 and 12/31/94. . . . . . . . . . . . . . . . . . . . . . .              6,938               6,938
Additional paid-in capital . . . . . . . . . . . . . . . . . . . .             89,860              89,860
Notes receivable from sale of common stock . . . . . . . . . . . .               (943)               (943)
Net unrealized appreciation on investments . . . . . . . . . . . .              3,690               2,919
Distributions in excess of accumulated earnings. . . . . . . . . .               (862)             (1,299)
                                                                              -------             -------
        Total shareholders' equity . . . . . . . . . . . . . . . .             98,683              97,475
                                                                              -------             -------
        Total liabilities and shareholders' equity . . . . . . . .           $100,816            $101,934
                                                                              -------             -------
                                                                              -------             -------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)




                                                                    For the Three Months Ended March 31,
                                                                    ------------------------------------
                                                                            1995                1994
                                                                      ----------          ----------
                                                                      (unaudited)         (unaudited)
Investment and other income:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  2,863            $  2,043
  Other income . . . . . . . . . . . . . . . . . . . . . . . . .              69                 --
                                                                          ------              ------
    Total investment and other income. . . . . . . . . . . . . .           2,932               2,043
                                                                          ------              ------

Expenses:
  Investment advisory fee. . . . . . . . . . . . . . . . . . . .             591                 504
  Legal and audit fees . . . . . . . . . . . . . . . . . . . . .             128                  64
  Other operating expenses . . . . . . . . . . . . . . . . . . .              81                  53
                                                                          ------              ------
    Total expenses . . . . . . . . . . . . . . . . . . . . . . .             800                 621
                                                                          ------              ------

Net investment income. . . . . . . . . . . . . . . . . . . . . .           2,132               1,422
Net realized gains on investments. . . . . . . . . . . . . . . .              40                  80
                                                                          ------              ------

Net investment income before net unrealized appreciation
   (depreciation) on investments . . . . . . . . . . . . . . . .           2,172               1,502
Net unrealized appreciation (depreciation) on investments. . . .             771                 (71)
                                                                          ------              ------

Net increase in net assets resulting from operations . . . . . .        $  2,943            $  1,431
                                                                          ------              ------
                                                                          ------              ------

Earnings per share . . . . . . . . . . . . . . . . . . . . . . .        $   0.42            $   0.21
                                                                          ------              ------
                                                                          ------              ------

Weighted average number of shares and share equivalents

   outstanding . . . . . . . . . . . . . . . . . . . . . . . . .           6,945               6,938
                                                                          ------              ------
                                                                          ------              ------



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)





                                                                             For the Three Months Ended March 31,
                                                                             ------------------------------------
                                                                                    1995                1994
                                                                              ----------          ----------
                                                                              (unaudited)         (unaudited)
Operations:
  Increase in net assets resulting from operations
    Net investment income. . . . . . . . . . . . . . . . . . . . . . .          $   2,132           $   1,422
    Net realized gains on investments. . . . . . . . . . . . . . . . .                 40                  80
    Net unrealized appreciation (depreciation) on investments. . . . .                771                 (71)
                                                                                   ------              ------
       Net increase in net assets resulting from operations. . . . . .              2,943               1,431

Distributions to Shareholders. . . . . . . . . . . . . . . . . . . . .             (1,735)             (1,735)

Capital Share Transactions:
  Net decrease in notes receivable from sale of common stock . . . . .                --                   30
                                                                                   ------              ------

Net increase (decrease) in net assets. . . . . . . . . . . . . . . . .              1,208                (274)

Net assets at beginning of period. . . . . . . . . . . . . . . . . . .             97,475              96,225
                                                                                   ------              ------

Net assets at end of period. . . . . . . . . . . . . . . . . . . . . .           $ 98,683            $ 95,951
                                                                                   ------              ------
                                                                                   ------              ------

Net asset value per share. . . . . . . . . . . . . . . . . . . . . . .           $  14.22            $  13.83
                                                                                   ------              ------
                                                                                   ------              ------

Shares outstanding at end of period. . . . . . . . . . . . . . . . . .              6,938               6,938
                                                                                   ------              ------
                                                                                   ------              ------






    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)



                                                                                  For the Three Months Ended March 31,
                                                                                  ------------------------------------
                                                                                          1995                1994
                                                                                     ---------           ---------
                                                                                    (unaudited)         (unaudited)
Cash Flows From Operating Activities:
  Net increase in net assets resulting from operations . . . . . . . . . .           $   2,943           $   1,431
  Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
     Net unrealized (appreciation) depreciation on investments . . . . . .                (771)                 71
     Net realized gains on investments . . . . . . . . . . . . . . . . . .                 (40)                (80)
  Changes in assets and liabilities:
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (921)               (962)
     Investment advisory fee payable . . . . . . . . . . . . . . . . . . .                  12                  33
     Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .                 359                  --
     Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .                (338)                827
                                                                                        ------              -------
        Net cash provided by operating activities. . . . . . . . . . . . .               1,244               1,320
                                                                                        ------              -------

Cash Flows From Investing Activities:
     Net increase in investments . . . . . . . . . . . . . . . . . . . . .              (3,444)             (5,716)
     Net redemption of U.S. government securities. . . . . . . . . . . . .                   1              10,098
     Net payments on notes receivable. . . . . . . . . . . . . . . . . . .                --                    30
                                                                                        ------              -------
        Net cash (used in) provided by investing activities. . . . . . . .              (3,443)              4,412
                                                                                        ------              -------

Cash Flows From Financing Activities:
     Dividends and distributions paid. . . . . . . . . . . . . . . . . . .              (4,094)             (3,261)
                                                                                        ------              -------
        Net cash used in financing activities. . . . . . . . . . . . . . .              (4,094)             (3,261)
                                                                                        ------              -------

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . .              (6,293)              2,471

Cash and cash equivalents, beginning of period . . . . . . . . . . . . . .              11,591              10,947
                                                                                        ------              -------

Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . .            $  5,298           $  13,418
                                                                                        ------              -------
                                                                                        ------              -------





    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                   (UNAUDITED)


NOTE 1. GENERAL

               In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Corporation II and subsidiaries (the Company) contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1995 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1994 condensed financial statements in order to conform to the 1995 presentation.

NOTE 2. DISTRIBUTIONS

               The Company's Board of Directors declared a $0.25 per share first quarter dividend that was paid on March 31, 1995 to shareholders of record on March 17, 1995.

NOTE 3. COMMITMENTS AND CONTINGENCIES

        Loans.   The Company had loan commitments outstanding of $6.7 million at
        March 31, 1995 to various existing and prospective portfolio companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES


               Total investments increased by 5% from $88.1 million at December 31, 1994 to $92.4 million at March 31, 1995. This increase was primarily due to new investments of $9.7 million, net of repayments and valuation changes, of approximately $5.4 million. Cash and cash equivalents and U.S. government securities decreased by 51% from $12.3 million at December 31, 1994 to $6.0 million at March 31, 1995 due to the increase in investments, net of repayments, and dividends paid to shareholders. Net assets increased from $97.5 million at December 31, 1994 to $98.7 million at March 31, 1995. This increase is due to the net increase in net assets resulting from operations for the three months ended March 31, 1995 exceeding the first quarter dividends declared and paid.


        At March 31, 1995 outstanding commitments for future financings were $6.7 million. The Company's current cash and short-term investments combined with its available $25 million line of credit is adequate to satisfy these commitments, and other future investment opportunities throughout the year.

        RESULTS OF OPERATIONS

               The net increase in net assets resulting from operations was $2.9 million and $1.4 million for the three months ended March 31, 1995 and 1994, respectively. The 1995 increase is due primarily to an increase in net investment income of $.7 million and an increase in unrealized appreciation of $.8 million. Net investment income increased due to an increase in investment and other income of $.9 million offset by an increase in total expenses of $.2 million. Interest income has increased as the level of invested assets have increased from the first quarter of 1994. At March 31, 1994, total investments were $76.4 million as compared to $92.4 million at March 31, 1995, an increase of $16 million or approximately 21%.

        PORTFOLIO CHANGES

               The following represents portfolio investment balances in the Company as of March 31, 1995 that have changes in appreciation or depreciation by more than 10% as compared to the appreciation or depreciation as of December 31, 1994.

                        Appreciation (Depreciation)
                    ----------------------------------
Portfolio Company   March 31, 1995   December 31, 1994   $ Change   Percent Change
- ------------------  --------------   -----------------   --------   --------------
Garden Ridge
Pottery                  $995,718            $433,125    $562,593           129.9%
June Broadcasting         614,370             411,970     202,400            49.1%
Montgomery Tank
Lines                     177,009             123,096      53,913            43.8%
West Virginia Radio
Corporation              (200,000)           (150,000)    (50,000)          (33.3%)

                           Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        The Company is not a defendant in any material pending legal proceeding and no such material proceedings are known to be contemplated.

Item 2. CHANGES IN SECURITIES

        No material changes have occurred in the securities of the Registrant.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

Item 5. OTHER INFORMATION

        During 1994, in the course of a review of certain regulatory matters, the Company determined that the board of directors of the Company was composed of a lesser percentage of non-interested directors than required by relevant provisions of the Investment Company Act of 1940 (the "1940 Act"). Specifically, certain non-officer directors of the Company owned stock of Allied Capital Advisers, Inc. ("Advisers"), and one non-officer director was affiliated with a broker/dealer registered under the Securities Exchange Act of 1934. Actions were taken promptly to bring the Company's board of directors into compliance with the relevant provisions of the 1940 Act. A committee of non-interested directors of the Company and Allied Capital Corporation was formed to review this matter. At its own initiative, Advisers also undertook an audit of compliance with securities laws as they relate to the Company and its subsidiaries. The Company currently does not believe that this situation will have a material adverse effect on the operations of the Company or on its financial position.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    List of Exhibits

        11     Statement of Computation of Earnings Per Share

        (b)    Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1995

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   ALLIED CAPITAL CORPORATION II
                                   -----------------------------
                                        (Registrant)



                                   s/Jon A. DeLuca
                                   ----------------------------
Date: May 12, 1995                 Jon A. DeLuca
                                   Senior Vice President
                                   Chief Financial Officer