Form 10-Q
period 1995-06-30
ALLIED CAPITAL CORP II
filed 1995-08-14
CIK 850426

                                   Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

           Quarterly report pursuant to section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For the quarterly period                                 Commission file number:
ended JUNE 30, 1995                                               0-18016
      -------------                                             -----------

                        ALLIED CAPITAL CORPORATION II
           ------------------------------------------------------
           (exact name of Registrant as specified in its charter)


       MARYLAND                                                 52-1628801
-------------------------                                     --------------
(State or jurisdiction of                                   (IRS Employer
incorporation or organization)                              Identification  No.)




                             1666 K STREET, N.W.
                                   SUITE 901
                            WASHINGTON, DC   20006
                   ----------------------------------------
                   (Address of principal executive offices)


Registrant's telephone number, including area code: (202) 331-1112
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                    --- -----  -- ------

On August 11, 1995 there were 6,938,191 shares outstanding of the Registrant's common stock, $1 par value.

                ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                               FORM 10-Q INDEX


PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Statement of Financial Position as of June 30, 1995
         and December 31, 1994...........................................    1

         Consolidated Statement of Operations - For the Three and
         Six Months Ended June 30, 1995 and 1994.........................    2

         Consolidated Statement of Changes in Net Assets - For the
         Six Months Ended June 30, 1995 and 1994.........................    3

         Consolidated Statement of Cash Flows - For the Six Months Ended
         June 30, 1995 and 1994..........................................    4

         Notes to Consolidated Financial Statements......................    5

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................    6


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings..............................................    8

 Item 2.  Changes in Securities..........................................    8

 Item 3.  Defaults Upon Senior Securities................................    8

 Item 4.  Submission of Matters to a Vote of Security Holders............    8

 Item 5.  Other Information..............................................    8

 Item 6.  Exhibits and Reports on Form 8-K...............................    9

 Signatures..............................................................   10

                        PART I - Financial Information

Item 1. Financial Statements


               ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                   (in thousands, except number of shares)




                                                    June 30, 1995      December 31, 1994
                                                    -------------      -----------------
                                                     (unaudited)
Assets

Investments at value:

  Loans and debt securities.......................     $ 85,123               $ 79,423
  Equity securities...............................       10,893                  6,714
  Other investment assets.........................        1,646                  1,993
                                                        -------                -------

      Total investments...........................       97,662                 88,130

Cash and cash equivalents.........................        4,458                 11,591

U.S. government securities........................        1,086                    748

Other assets......................................        1,130                  1,465
                                                       --------               --------

      Total assets................................     $104,336               $101,934
                                                       --------               --------
                                                       --------               --------


Liabilities

Dividends and distributions payable...............     $     --               $  2,359

Investment advisory fee payable...................          623                    579

Due to affiliates.................................          139                    297

Other liabilities.................................        1,016                  1,224
                                                       --------               --------
       Total liabilities..........................        1,778                  4,459
                                                       --------               --------

Commitments and Contingencies

Shareholders' Equity

Common stock, $1 par value; 20,000,000 shares
 authorized; 6,938,191 shares issued and
 outstanding at 6/30/95 and 12/31/94..............        6,938                  6,938

Additional paid-in capital........................       89,860                 89,860

Notes receivable from sale of common stock........         (844)                  (943)

Net unrealized appreciation on investments........        7,303                  2,919

Distributions in excess of accumulated earnings...         (699)                (1,299)
                                                       --------               --------
       Total shareholders' equity.................      102,558                 97,475
                                                       --------               --------
       Total liabilities and shareholders' equity.     $104,336               $101,934
                                                       --------               --------
                                                       --------               --------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

               ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                  (in thousands, except per share amounts)
                                 (unaudited)


                                                         Three Months Ended     Six Months Ended
                                                               June 30               June 30
                                                         ------------------     ----------------
                                                           1995       1994        1995     1994
                                                         --------   -------     -------   ------
Investment income:

  Interest............................................     $2,585    $2,195      $5,450   $4,238

  Other income........................................        223        --         290       --
                                                         --------   -------     -------   ------
    Total investment income...........................      2,808     2,195       5,740    4,238
                                                         --------   -------     -------   ------


Expenses:

  Investment advisory fee.............................        623       529       1,214    1,033

  Legal and audit fees................................         55        15         183       79

  Other operating expenses............................        151       121         232      174
                                                         --------   -------     -------   ------
    Total expenses....................................        829       665       1,629    1,286
                                                         --------   -------     -------   ------

Net investment income.................................      1,979     1,530       4,111    2,952

Net realized gains on investments.....................         56       540          96      620
                                                         --------   -------     -------   ------

Net investment income before net unrealized
 appreciation on investments..........................      2,035     2,070       4,207    3,572

Net unrealized appreciation on investments............      3,613       596       4,384      525
                                                         --------   -------     -------   ------

Net increase in net assets resulting from operations..     $5,648    $2,666      $8,591   $4,097
                                                         --------   -------     -------   ------
                                                         --------   -------     -------   ------

Earnings per share....................................     $ 0.81    $ 0.38      $ 1.24   $ 0.59
                                                         --------   -------     -------   ------
                                                         --------   -------     -------   ------

Weighted average number of shares and share
 equivalents outstanding..............................      6,963     6,938       6,952    6,938
                                                         --------   -------     -------   ------
                                                         --------   -------     -------   ------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

               ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                  (in thousands, except per share amounts)
                                   (unaudited)



                                                              For the Six Months Ended June 30,
                                                              ---------------------------------
                                                                      1995          1994
                                                                  -----------    ----------
Increase in net assets resulting from operations:

    Net investment income..................................         $  4,111       $ 2,952

    Net realized gains on investments......................               96           620

    Net change in unrealized appreciation on investments...            4,384           525
                                                                    --------      --------
        Net increase in net assets resulting from operations.          8,591         4,097


Distributions to Shareholders..............................           (3,607)       (3,469)


Capital Share Transactions.................................               99            33
                                                                    --------      --------


Net Increase in Net Assets.................................            5,083           661


Net assets at beginning of period..........................           97,475        96,225
                                                                    --------      --------


Net assets at end of period................................         $102,558      $ 96,886
                                                                    --------      --------
                                                                    --------      --------


Net asset value per share..................................         $  14.78      $  13.96
                                                                    --------      --------
                                                                    --------      --------


Shares outstanding at end of period........................            6,938         6,938
                                                                    --------      --------
                                                                    --------      --------



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

               ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                   For the Six Months Ended June 30,
                                                                   ---------------------------------
                                                                         1995              1994
                                                                        ------            -------
Cash Flows From Operating Activities:

  Net increase in net assets resulting from operations...........      $ 8,591             $ 4,097

  Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:

      Net unrealized appreciation on investments.................       (4,384)               (525)

      Net realized gains on investments..........................          (96)               (620)

  Changes in assets and liabilities:

      Other assets...............................................          335                (208)

      Investment advisory fee payable............................           44                  58

      Due to affiliates..........................................         (158)               (714)

      Other liabilities..........................................         (208)                 60
                                                                       -------             -------
          Net cash provided by operating activities..............        4,124               2,148
                                                                       -------             -------


Cash Flows From Investing Activities:

     Net increase in investments.................................       (5,051)             (9,523)

     Net (purchase) redemption of U.S. government securities.....         (338)              5,828

     Payments on notes receivable................................           99                  33
                                                                       -------             -------
         Net cash used in investing activities...................       (5,290)             (3,662)
                                                                       -------             -------

Cash Flows From Financing Activities:

     Dividends and distributions paid............................       (5,967)             (4,995)
                                                                       -------             -------
         Net cash used in financing activities...................       (5,967)             (4,995)
                                                                       -------             -------

Net decrease in cash and cash equivalents........................       (7,133)             (6,509)

Cash and cash equivalents, beginning of period...................       11,591              10,947
                                                                       -------             -------

Cash and cash equivalents, end of period.........................      $ 4,458             $ 4,438
                                                                       -------             -------
                                                                       -------             -------



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


NOTE 1.  GENERAL

              In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Corporation II and subsidiaries (the Company) contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1995 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1994 condensed financial statements in order to conform to the 1995 presentation.

NOTE 2.  DISTRIBUTIONS

              The Company's Board of Directors declared a $0.27 per share second quarter dividend that was paid on June 30, 1995 to shareholders of record on June 16, 1995. In addition, the Company's Board of Directors also declared a $0.25 per share first quarter dividend that was paid on March 31, 1995 to shareholders of record on March 17, 1995.

NOTE 3.  COMMITMENTS AND CONTINGENCIES

         Commitments. The Company had loan commitments outstanding equal to $3.0 million at June 30, 1995 to invest in various existing and prospective portfolio companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

              Total investments increased by 10.8% from $88.1 million at December 31, 1994 to $97.7 million at June 30, 1995. This increase was primarily due to new investments of $16 million, net of repayments and valuation changes of approximately $6 million. Cash and cash equivalents and U.S. government securities decreased by 55% from $12.3 million at December 31, 1994 to $5.5 million at June 30, 1995 due to the increase in investments, net of repayments, and dividends paid to shareholders. Net assets increased from $97.5 million at December 31, 1994 to $102.6 million at June 30, 1995. This increase is due to the net increase in net assets resulting from operations for the six months ended June 30, 1995 exceeding the first and second quarter dividends declared.

              At June 30, 1995 outstanding commitments for future financings were $3.0 million. The Company's current cash and short-term investments combined with its available $25 million line of credit is adequate to satisfy these commitments, and other future investment opportunities throughout the year.

         RESULTS OF OPERATIONS

         Second Quarter Ended June 30, 1995 Compared with Second Quarter Ended June 30, 1994.

              Net increase in net assets resulting from operations for the second quarter of 1995 of $5.6 million increased 112% as compared to the 1994 net increase in net assets resulting from operations of $2.7 million. Earnings per share for the quarter increased to $0.81 per share from $0.38 per share in 1994.

              The largest single factor effecting the increase in net assets resulting from operations for the second quarter ended June 30, 1995 resulted from $3.6 million in unrealized appreciation on investments resulting from the Company's valuation of the portfolio as of June 30, 1995. The Company believes that several small businesses in the portfolio have appreciated significantly, and that this appreciation can be evaluated through recent offering of the small business concern's stock or through current private negotiations for new financing or sale transactions.

              Total investment income increased 28% from $2.2 million for the second quarter of 1994 to $2.8 million for the second quarter of 1995. The increase in interest income resulted from an increase in loans and debt securities. Other income consists primarily of legal fees recovered during the second quarter of 1995. Expenses increased 25% from $0.7 million from the second quarter of 1994 to $0.8 million for the second quarter of 1995. The investment advisory fee increased 18% resulting from the increase in investments that the investment advisory fee is based upon. Net realized gains on investments decreased to $56,000 for the second quarter of 1995 from $0.5 million in the second quarter of 1994. Net realized gains are unpredictable as the Company exits transactions when it believes realized gains can be maximized.

         Six Months Ended June 30, 1995 Compared with Six Months Ended June 30, 1994.

              Net increase in net assets resulting from operations for the six months ended June 30, 1995 increased to $8.6 million or 110% from $4.1 million in the same period of 1994. Earnings per share for the period increased to $1.24 per share from $0.59 per share in 1994. The increase in net assets resulting from operations for the six months was caused by the same factors discussed in the quarter-to-quarter comparison above.

PORTFOLIO CHANGES

        The following represents portfolio investment balances in the Company as of June 30, 1995 that have changes in appreciation or depreciation by more than 10% as compared to the appreciation or depreciation as of December 31, 1994.



                                Appreciation (Depreciation)
                           -------------------------------------
Investment Company         June 30, 1995       December 31, 1994     $ Change     Percent Change
------------------         -------------       -----------------     --------     --------------
Allied Waste                  $  351,556               $       0     $351,556                  *

Devlieg-Bullard                  (51,764)                      0      (51,764)                 *

Dogloo, Inc.                     574,372                       0      574,372                  *

Envirco Corp                     633,687                 124,687      509,000               408%

Enviroplan                       (27,853)                 66,529      (94,382)             (142%)

Garden Ridge                   2,735,064                 433,125    2,301,939               531%

Grant Broadcasting               290,992                       0      290,992                  *

Jackson Products                 642,530                 183,418      459,112               250%

June Broadcasting                990,571                 411,970      578,601               140%

Markings and Equipment          (632,140)               (315,000)   (317,140)              (101%)

Mill It Stripping               (125,000)                      0    (125,000)                  *

Montgomery Tank                  165,946                  123,906     42,040                 34%

National Museum                  302,432                        0    302,432                   *

Old Mill                         (31,556)                       0    (31,556)                  *

Princeton Care                     6,845                        0      6,845                   *

R-Tex Decoratives                (25,439)                       0    (25,439)                  *

Savage Mill                      706,810                  869,263   (162,453)               (19%)

Sunstates Refrigeration           (2,525)                       0     (2,525)                  *

West Virginia Radio             (200,000)                (150,000)   (50,000)               (33%)

Williams Brothers                683,599                  856,799   (173,200)               (20%)


* Percentage not applicable due to zero balance at December 31, 1994.


                         Part II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         The Company is not a defendant in any material pending legal proceeding and no such material proceedings are know to be contemplated.

Item 2.  CHANGES IN SECURITIES

         No material changes have occurred in the securities of the Registrant.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Allied Capital Corporation II held its annual meeting of shareholders on May 11, 1995 in Chevy Chase, Maryland. The following directors were elected as proposed in the proxy material to serve until the next annual shareholders meeting:



                                                          FOR        WITHHELD
                                                       ---------     --------
              David Gladstone                          5,822,855       49,843
              George C. Williams                       5,821,656       51,041
              William F. Dunbar                        5,822,792       49,905
              Lawrence I. Hebert                       5,822,855       49,843
              John D. Reilly                           5,822,855       49,843
              Smith T. Wood                            5,822,855       49,843
              John D. Firestone                        5,822,855       49,843
              John I. Leahy                            5,817,559       55,139


              Shareholders also ratified the selection of Matthews Carter & Boyce to serve as independent accountants until the next shareholders meeting. The Company received 5,777,893 shares voting in favor of ratification, 44,192 shares voting against the ratification, and 50,609 shares abstaining from voting.

              Shareholders also approved a new Investment Advisory Agreement which clarified certain provisions of the existing agreement and ensured compliance with applicable requirements of the Investment Company Act of 1940. The Company received 5,545,905 shares voting in favor of approving the amendment, 98,363 shares voting against approving the amendment, and 89,328 shares abstaining from voting.

Item 5.  OTHER INFORMATION

         During 1994, in the course of a review of certain regulatory matters, the Company determined that the board of directors of the Company was composed of a lesser percentage of non-interested directors than required by relevant provisions of the Investment Company Act of 1940 (the ""1940 Act''). Specifically, certain non-officer directors of the Company owned stock of Allied Capital Advisers, Inc. (""Advisers''), and one non-officer director was affiliated with a broker/dealer registered under the Securities Exchange Act of 1934. Actions were taken promptly to bring the Company's board of directors into compliance with the relevant provisions of the 1940 Act. A committee of non-interested directors of the Company and Allied Capital Corporation was formed to review this matter. At its own initiative, Advisers also undertook an audit of compliance with securities laws as they relate to the Company and its subsidiaries. The Company currently does not believe that this situation will have a material adverse effect on the operations of the Company or on its financial position.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   List of Exhibits

          11   Statement of Computation of Earnings Per Share

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.

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


                                       ALLIED CAPITAL CORPORATION II
                                       -----------------------------
                                                (Registrant)





                                        /s/ Jon A. DeLuca
                                       -----------------------------
Date: August 14, 1995                  Jon A. DeLuca
      ---------------                  Senior Vice President and
                                       Chief Financial Officer