Form 10-Q
period 1995-09-30
ALLIED CAPITAL CORP II
filed 1995-11-14
CIK 850426

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

             Quarterly report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For the quarterly period ended                          Commission file number:
      SEPTEMBER 30, 1995                                        0-18016
------------------------------                          -----------------------


                         ALLIED CAPITAL CORPORATION II
            ------------------------------------------------------
            (exact name of Registrant as specified in its charter)


          MARYLAND                                              52-1628801
-----------------------------                              --------------------
  (State or jurisdiction of                                   (IRS Employer
incorporation or organization)                             Identification  No.)


                              1666 K STREET, N.W.
                                   9TH FLOOR
                            WASHINGTON, DC   20006
                   ----------------------------------------
                   (Address of principal executive offices)


Registrant's telephone number, including area code:  (202) 331-1112
                                                    ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X    NO
                                                    -----     -----

On November 3, 1995 there were 6,944,857 shares outstanding of the Registrant's common stock, $1 par value.

                ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                                FORM 10-Q INDEX


PART I.   FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Consolidated Statement of Financial Position as of
              September 30, 1995 and December 31, 1994 . . . . . . . . . . .   1

              Consolidated Statement of Operations - For the Three
              and Nine Months Ended September 30, 1995 and 1994  . . . . . .   2

              Consolidated Statement of Changes in Net Assets -
              For the Nine Months Ended September 30, 1995 and 1994  . . . .   3

              Consolidated Statement of Cash Flows - For the Nine
              Months Ended September 30, 1995 and 1994 . . . . . . . . . . .   4

              Notes to Consolidated Financial Statements . . . . . . . . . .   5

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations  . . . . . . . . . . . . . . . . . .   6


PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .   8

   Item 2.    Changes in Securities  . . . . . . . . . . . . . . . . . . . .   8

   Item 3.    Defaults Upon Senior Securities  . . . . . . . . . . . . . . .   8

   Item 4.    Submission of Matters to a Vote of Security Holders  . . . . .   8

   Item 5.    Other Information  . . . . . . . . . . . . . . . . . . . . . .   8

   Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   8

   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                        PART I - Financial Information

Item 1. Financial Statements

                ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                   (in thousands, except number of shares)


                                                           September 30, 1995     December 31, 1994
                                                           ------------------     -----------------
                                                              (unaudited)
Assets

Investments at value:

   Loans and debt securities  . . . . . . . . . . . . . .      $   75,158             $  79,423

   Equity securities  . . . . . . . . . . . . . . . . . .          13,402                 6,714

   Other investment assets  . . . . . . . . . . . . . . .           1,252                 1,993
                                                           ------------------     -----------------
      Total investments . . . . . . . . . . . . . . . . .          89,812                88,130

Cash and cash equivalents . . . . . . . . . . . . . . . .          17,766                11,591

U.S. government securities  . . . . . . . . . . . . . . .              --                   748

Other assets  . . . . . . . . . . . . . . . . . . . . . .           1,106                 1,465
                                                           ------------------     -----------------
      Total assets  . . . . . . . . . . . . . . . . . . .      $  108,684             $ 101,934
                                                           ==================     =================

Liabilities

Dividends and distributions payable . . . . . . . . . . .      $       --             $   2,359

Investment advisory fee payable . . . . . . . . . . . . .             590                   579

Due to affiliates . . . . . . . . . . . . . . . . . . . .              50                   297

Other liabilities . . . . . . . . . . . . . . . . . . . .           1,037                 1,224
                                                           ------------------     -----------------
      Total liabilities . . . . . . . . . . . . . . . . .           1,677                 4,459
                                                           ------------------     -----------------

Commitments and Contingencies


Shareholders' Equity

Common stock, $1 par value; 20,000,000 shares authorized;
   6,944,857 and 6,938,191 shares issued and outstanding
   at 9/30/95 and 12/31/94  . . . . . . . . . . . . . . .           6,945                 6,938

Additional paid-in capital  . . . . . . . . . . . . . . .          89,953                89,860

Notes receivable from sale of common stock  . . . . . . .            (691)                 (943)

Net unrealized appreciation on investments  . . . . . . .           8,035                 2,919

Undistributed (distributions in excess of)
   accumulated earnings . . . . . . . . . . . . . . . . .           2,765                (1,299)
                                                           ------------------     -----------------
      Total shareholders' equity  . . . . . . . . . . . .         107,007                97,475
                                                           ------------------     -----------------
      Total liabilities and shareholders' equity  . . . .      $  108,684             $ 101,934
                                                           ==================     =================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                  Three Months Ended      Nine Months Ended
                                                                     September 30            September 30
                                                                 --------------------    --------------------
                                                                   1995        1994        1995        1994
                                                                 --------    --------    --------    --------
Investment income:

   Interest . . . . . . . . . . . . . . . . . . . . . . . . .    $  2,940    $  2,305    $  8,390    $  6,543

   Other income . . . . . . . . . . . . . . . . . . . . . . .         218          --         508          --
                                                                 --------    --------    --------    --------
      Total investment income . . . . . . . . . . . . . . . .       3,158       2,305       8,898       6,543
                                                                 --------    --------    --------    --------

Expenses:

   Investment advisory fee  . . . . . . . . . . . . . . . . .         591         532       1,805       1,565

   Legal and audit fees . . . . . . . . . . . . . . . . . . .          96          59         279         138

   Other operating expenses . . . . . . . . . . . . . . . . .          89          54         321         228
                                                                 --------    --------    --------    --------
      Total expenses  . . . . . . . . . . . . . . . . . . . .         776         645       2,405       1,931
                                                                 --------    --------    --------    --------

Net investment income . . . . . . . . . . . . . . . . . . . .       2,382       1,660       6,493       4,612

Net realized gains on investments . . . . . . . . . . . . . .       3,097         528       3,193       1,148
                                                                 --------    --------    --------    --------


Net investment income before net unrealized
   appreciation (depreciation) on investments . . . . . . . .       5,479       2,188       9,686       5,760

Net unrealized appreciation (depreciation) on investments . .         732        (880)      5,116        (355)
                                                                 --------    --------    --------    --------

Net increase in net assets resulting from operations  . . . .    $  6,211    $  1,308    $ 14,802    $  5,405
                                                                 ========    ========    ========    ========


Earnings per share  . . . . . . . . . . . . . . . . . . . . .    $   0.89    $   0.19    $   2.13    $   0.78
                                                                 ========    ========    ========    ========


Weighted average number of shares and share
   equivalents outstanding. . . . . . . . . . . . . . . . . .       6,978       6,942       6,959       6,939
                                                                 ========    ========    ========    ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                 For the Nine Months Ended September 30,
                                                                 ---------------------------------------
                                                                    1995                         1994
                                                                 ----------                   ----------
Increase in net assets resulting from operations:

   Net investment income . . . . . . . . . . . . . . . . . . .   $    6,493                   $    4,612

   Net realized gains on investments . . . . . . . . . . . . .        3,193                        1,148

   Net change in unrealized appreciation (depreciation)
      on investments . . . . . . . . . . . . . . . . . . . . .        5,116                         (355)
                                                                 ----------                   ----------
   Net increase in net assets resulting from operations  . . .       14,802                        5,405


Distributions to Shareholders  . . . . . . . . . . . . . . . .       (5,621)                      (5,204)


Capital Share Transactions . . . . . . . . . . . . . . . . . .          351                           33
                                                                 ----------                   ----------

Net Increase in Net Assets . . . . . . . . . . . . . . . . . .        9,532                          234


Net assets at beginning of period  . . . . . . . . . . . . . .       97,475                       96,225
                                                                 ----------                   ----------

Net assets at end of period  . . . . . . . . . . . . . . . . .   $  107,007                   $   96,459
                                                                 ==========                   ==========

Net asset value per share  . . . . . . . . . . . . . . . . . .   $    15.41                   $    13.90
                                                                 ==========                   ==========

Shares outstanding at end of period  . . . . . . . . . . . . .        6,945                        6,938
                                                                 ==========                   ==========






   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                       For the Nine Months Ended September 30,
                                                                       ---------------------------------------
                                                                          1995                         1994
                                                                       ----------                   ----------
Cash Flows From Operating Activities:

   Net increase in net assets resulting from operations . . . . . . .  $   14,802                   $    5,405

   Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:

         Net unrealized appreciation on investments . . . . . . . . .      (5,116)                         355

         Net realized gains on investments  . . . . . . . . . . . . .      (3,193)                      (1,148)

   Changes in assets and liabilities:

         Other assets . . . . . . . . . . . . . . . . . . . . . . . .         359                         (481)

         Investment advisory fee payable  . . . . . . . . . . . . . .          11                           65

         Due to affiliates  . . . . . . . . . . . . . . . . . . . . .        (247)                        (831)

         Other liabilities  . . . . . . . . . . . . . . . . . . . . .        (187)                         127
                                                                       ----------                   ----------
            Net cash provided by operating activities . . . . . . . .       6,429                        3,492
                                                                       ----------                   ----------


Cash Flows From Investing Activities:

   Net decrease (increase) in investments . . . . . . . . . . . . . .       6,626                       (8,385)

   Net redemption of U.S. government securities . . . . . . . . . . .         748                       11,196

   Payments on notes receivable . . . . . . . . . . . . . . . . . . .         352                           33
                                                                       ----------                   ----------
            Net cash provided by investing activities . . . . . . . .       7,726                        2,844
                                                                       ----------                   ----------


Cash Flows From Financing Activities:

   Dividends and distributions paid . . . . . . . . . . . . . . . . .      (7,980)                      (6,729)
                                                                       ----------                   ----------
            Net cash used in financing activities . . . . . . . . . .      (7,980)                      (6,729)
                                                                       ----------                   ----------


Net increase (decrease) in cash and cash equivalents  . . . . . . . .       6,175                         (393)


Cash and cash equivalents, beginning of period  . . . . . . . . . . .      11,591                       10,947
                                                                       ----------                   ----------

Cash and cash equivalents, end of period  . . . . . . . . . . . . . .  $   17,766                   $   10,554
                                                                       ==========                   ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                                  (UNAUDITED)


NOTE 1.   GENERAL

               In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Corporation II and subsidiaries (the Company) contain all adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 1995 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1994 financial statements in order to conform to the 1995 presentation.

NOTE 2.   DISTRIBUTIONS

               The Company's Board of Directors declared a $0.29 per share third quarter dividend that was paid on September 29, 1995 to shareholders of record as of September 15, 1995. The Company's Board of Directors also declared a $0.27 per share second quarter dividend that was paid on June 28, 1995, and declared a $0.25 per share first quarter dividend that was paid on March 29, 1995 to shareholders.

NOTE 3.   COMMITMENTS AND CONTINGENCIES

          Commitments. The Company had loan commitments outstanding equal to $20 million at September 30, 1995 to invest in various existing and prospective portfolio companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES

               Total investments increased by 1.9% from $88.1 million at December 31, 1994 to $89.8 million at September 30, 1995. This increase was primarily due to new investments of $21.8 million, net of repayments and valuation changes, of approximately $20.1 million. Cash and cash equivalents and U.S. government securities increased by 44% from $12.3 million at December 31, 1994 to $17.8 million at September 30, 1995 due to the repayment of investments, net of new investments and dividends paid to shareholders, and net cash provided by operating activities. Net assets increased from $97.5 million at December 31, 1994 to $107 million at September 30, 1995. This increase is due to the net increase in net assets resulting from operations, including net unrealized appreciation on investments, for the nine months ended September 30, 1995 exceeding the year to date dividends declared.

               At September 30, 1995 outstanding commitments for future financings were $20 million. The Company's current cash and cash equivalents combined with its available $25 million line of credit is adequate to satisfy these commitments, its operating needs and other future investment opportunities that may arise throughout the remainder of the year.

          RESULTS OF OPERATIONS

          Third Quarter Ended September 30, 1995 Compared with Third Quarter Ended September 30, 1994.

               The net increase in net assets resulting from operations for the third quarter of 1995 was $6.2 million as compared to the 1994 net increase in net assets resulting from operations of $1.3 million. Earnings per share for the quarter increased to $0.89 per share from $0.19 per share in 1994.

               Total investment income increased 37% from $2.3 million for the third quarter of 1994 to $3.2 million for the third quarter of 1995. The increase in interest income resulted from a net increase in loans and debt securities outstanding and a reduction in the Company's non-performing assets since the end of 1994. The Company also received a prepayment penalty on the early payoff of a debt in the third quarter of 1995 totaling $270,000. Other income consists primarily of $99,000 of litigation costs from prior periods recovered during the third quarter of 1995 and $113,000 of income from an equity participation in one portfolio company.

               Expenses increased 20% from $0.6 million for the third quarter of 1994 to $0.8 million for the third quarter of 1995. The investment advisory fee increased 11% resulting from the increase in investments and other assets that the investment advisory fee is based upon. The largest single factor effecting the increase in net assets resulting from operations for the third quarter ended September 30, 1995 related to $3.1 million in net realized gains on investments resulting from the disposition or early payoff of investments. A few of the early payoffs were due to portfolio companies being sold. Net realized gains are unpredictable; however, the Company exits transactions when it believes realized gains can be maximized.

          Nine Months Ended September 30, 1995 Compared with Nine Months Ended September 30, 1994.

               Net increase in net assets resulting from operations for the nine months ended September 30, 1995 increased to $14.8 million, or 174%, from $5.4 million in the same period of 1994. Earnings per share for the period increased to $2.13 per share from $0.78 per share in 1994. The increase in net assets resulting from operations for the nine months was caused by the same factors discussed in the quarter-to-quarter comparison above.

          PORTFOLIO CHANGES

               The following represents portfolio investment balances in the Company as of September 30, 1995 that have changes in appreciation or depreciation by more than 10% as compared to the appreciation or depreciation as of December 31, 1994.


                                          Appreciation (Depreciation)
                                   ----------------------------------------
Investment Company                 September 30, 1995     December 31, 1994      $ Change      Percent Change
------------------                 ------------------     -----------------     ----------     --------------
Allied Waste                           $1,045,257             $       0         $1,045,257               *

Devlieg-Bullard, Inc.                      86,358                     0             86,358               *

Envirco Corp.                                  **               124,687           (124,687)          (100%)

Enviroplan                               (527,586)               66,529           (594,115)          (893%)

Esquire Communications                     36,075                     0             36,075               *

Garden Ridge                            3,457,843               433,125          3,024,718            698%

Gateway Health                           (491,941)               (1,942)          (489,999)       (25,232%)

Global Software                           476,715                     0            476,715               *

Grant Broadcasting                        290,992                     0            290,992               *

Jackson Products                               **               183,418           (183,418)          (100%)

June Broadcasting                       1,274,371               411,970            862,401            209%

Markings and Equipment                   (632,140)             (315,000)          (317,140)          (101%)

Mill It Striping                         (125,000)                    0           (125,000)              *

Montgomery Tank Lines                     186,603               123,906             62,697             51%

Nobel Education Dynamics                1,070,877                     0          1,070,877               *

Old Mill                                  (32,338)                    0            (32,338)              *

R-Tex Decoratives                         (25,439)                    0            (25,439)              *

Trion, Inc.                               (51,744)                    0            (51,744)              *

West Virginia Radio                      (200,000)             (150,000)           (50,000)           (33%)
Corporation

Williams Brothers                         683,599               856,799           (173,200)           (20%)

 * Percentage not applicable due to zero balance at December 31, 1994.
** Appreciation (depreciation) at September 30, 1995 is not applicable as the investment was repaid, sold, or written off between December 31, 1994 and September 30, 1995.

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

     None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

     11   Statement of Computation of Earnings Per Share

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                       ALLIED CAPITAL CORPORATION II
                                       ---------------------------------------
                                             (Registrant)



Date: November 14, 1995
      -----------------------          ---------------------------------------
                                       Jon A. DeLuca
                                       Senior Vice President and
                                       Chief Financial Officer

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                       ALLIED CAPITAL CORPORATION II
                                       ---------------------------------------
                                             (Registrant)



Date: November 14, 1995                s/Jon A. DeLuca
      -----------------------          ---------------------------------------
                                       Jon A. DeLuca
                                       Senior Vice President
                                       Chief Financial Officer