Form 10-K
period 1995-12-31
ALLIED CAPITAL CORP II
filed 1996-03-29
CIK 850426

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-K

                                  ------------

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-18016

                         ALLIED CAPITAL CORPORATION II
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                                  ------------

               MARYLAND                                   52-1628801
     (STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
           OF INCORPORATION)                          IDENTIFICATION NO.)

   C/O ALLIED CAPITAL ADVISERS, INC.
   1666 K STREET, N.W., NINTH FLOOR                          20006
           WASHINGTON, D.C.                               (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (202) 331-1112

                                  ------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                    ON WHICH REGISTERED
-------------------                                    -------------------
       NONE                                                   NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $1.00 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES  X       NO
                                               ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

The aggregate market value of the registrant's common stock held other than by directors and officers of the registrant and officers of its investment adviser as of March 18, 1996 was approximately $119,081,924 based upon the average bid and asked price for the registrant's common stock on that date. As of March 18, 1996 there were 7,158,937 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference into Parts II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 1996 are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I


ITEM 1.   BUSINESS.

         Allied Capital Corporation II (the "Company") was incorporated in Maryland in 1989. The Company is a closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has two active wholly owned subsidiaries, Allied Investment Corporation II ("Allied Investment II") and Allied Financial Corporation II ("Allied Financial II"). Allied Investment II and Allied Financial II are Maryland corporations that are registered under the 1940 Act as closed-end management investment companies. Allied Investment II is licensed by the U.S. Small Business Administration (the "SBA") as a small business investment company under Section 301 (c) of the Small Business Investment Act of 1958 ("SBIC") and Allied Financial II has applied to the SBA to be licensed as a specialized small business investment company under Section 301 (d) of the Small Business Investment Act of 1958 ("SSBIC"). Allied Capital Advisers, Inc. ("Advisers") serves as the investment adviser of the Company under an investment advisory agreement.

         The investment objective of the Company is to provide a high level of current income and long-term growth in the value of its net assets by providing debt, mezzanine, and equity financing primarily for small, privately owned companies. This objective may be changed by the Board of Directors of the Company without "a vote of a majority of the outstanding voting securities" (as defined in the 1940 Act) of the Company. To achieve its investment objective, the Company invests primarily in and lends primarily to small businesses, both directly and through its wholly owned subsidiaries (unless otherwise indicated, all further references herein to investments by the Company include those made by its subsidiaries). The investments made by the Company include providing financing for growth, leveraged buyouts of such companies, for note purchases and loan restructurings, and for special situations, such as acquisitions, buyouts, recapitalizations, and bridge financings of such companies.

         The Company's investments generally take the form of loans with equity features, such as warrants or conversion privileges that entitle the Company to acquire a portion of the equity in the entity in which the investment is made. The typical maturity of such a loan made by the Company is seven years, with interest-only payments in the early years and payments of both principal and interest in the later years, although loan maturities and principal amortization schedules vary. The Company also makes senior loans without equity features. Loans generally bear interest at a fixed rate that the Company believes is competitive in the venture capital marketplace. Current income is derived primarily from interest earned on the loan element of the Company's investments. Generally, long-term growth in net asset value and realized capital gains, if any, from portfolio companies are achieved through the equity obtained as a result of the Company's growth financing and leveraged buyout activity. The Company seeks to structure its investments so that approximately one-half of the potential return is earned in the form of monthly or quarterly interest payments and the balance is derived from capital gains. The Company's investments may be secured by the assets of the entity in which the investment is made, which collateral interests may be subordinated in certain instances to institutional lenders, such as banks. The Company makes available significant managerial assistance to its portfolio companies.
Pending investment of its assets, the Company's funds are generally invested in repurchase agreements fully collateralized by U.S. government securities.

         The Company usually invests in privately held companies or small public companies that are thinly traded and generally lack access to capital. These companies generally have been in business for at least one year, have a commercially proven product or service, and seek capital to finance expansion or ownership changes. The Company generally requires that the companies in which it invests demonstrate sales growth, positive cash flow, and profitability, although turnaround situations are also considered. The Company's emphasis is on low- to medium-technology businesses, such as broadcasting, manufacturing, environmental concerns, wholesale distribution, commodities storage, and retail operations. The Company emphasizes the quality of management of the companies in which it invests, and seeks experienced entrepreneurs with a management track record, relevant industry experience, and high integrity.

The Company's Operation as a BDC

         As a BDC, the Company may not acquire any assets other than "Qualifying Assets" unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of the Company's total assets (the "70% test"). The principal categories of Qualifying Assets relevant to the business of the Company are the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is defined to include any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than an SBIC wholly owned by the BDC (the Company's investment in and advances to Allied Investment II is a Qualifying Asset, but its investment in Allied Financial II is not until Allied Financial II is licensed as an SSBIC) and (c) does not have any class of publicly traded securities with respect to which a broker may extend margin credit.

(2) Securities received in exchange for or distributed with respect to securities described in (1) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

(3) Cash, cash items, government securities, or high quality debt securities (within the meaning of the 1940 Act) maturing in one year or less from the time of investment.

         In addition, to treat securities described in (1) and (2) above as Qualifying Assets for the purpose of the 70% test, a BDC must make available to the issuer of those securities significant managerial assistance. Making available significant managerial assistance means, among other things, (i) any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company or (ii) in the case of an SBIC, making loans to a portfolio company. Managerial assistance is made available to the portfolio companies by the Company's directors and officers, who are employees of Advisers, which manages the Company's investments. Each portfolio company is assigned for monitoring purposes to an investment officer and its principals are contacted and counseled if the portfolio company appears to be encountering business or financial difficulties. The Company also provides managerial assistance on a continuing basis to any portfolio company that requests it, whether or not difficulties are perceived. The Company's officers and directors are highly experienced in providing managerial assistance to small businesses.

         The Company may not change the nature of its business so as to cease to be, or withdraw its election as a BDC unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of the Company. Since the Company made its BDC election, it has not in practice made any substantial change in its structure or, on a consolidated basis, in the nature of its business. As a BDC, the Company is entitled to borrow money and issue senior securities representing indebtedness as long as its indebtedness representing senior securities has asset coverage of at least 200%. This limitation is not applicable to borrowings of the Company's SBIC subsidiary.

Co-Investment with Allied Capital Corporation, Allied Venture Partnership and Allied Technology Partnership

         In accordance with the conditions of exemptive orders of the Securities and Exchange Commission (the "Commission") permitting co-investments (the "Co-investment Guidelines"), most of the Company's acquisitions and dispositions of investments are made in participation with Allied Capital Corporation ("Allied I"). In the past, the Company also acquired certain investments in participation with Allied Venture Partnership ("Allied Venture") and Allied Technology Partnership ("Allied Technology"), both private venture capital partnerships managed by Advisers, neither of which is now making new investments. Allied I is a closed-end management investment company that has elected to be regulated as a BDC and for which Advisers serves as its investment adviser. At December 31, 1995, Allied I had total consolidated assets of $148,268,000, compared to the Company's total consolidated assets of $107,169,000 at that date.

         The Co-investment Guidelines generally provide that the Company and its wholly owned subsidiaries must be offered the opportunity to invest in any investment, other than in interim investments or marketable securities, that would be suitable for Allied I or its wholly owned subsidiaries and the Company to the extent proportionate to the companies' respective consolidated total assets. Securities purchased by the Company or its wholly owned subsidiaries in a co-investment transaction with any of Allied I or its wholly owned subsidiaries, Allied Venture or Allied Technology, will consist of the same class of securities, will have the same registration rights, if any, and other rights related thereto, and will be purchased for the same unit consideration. Any such co-investment transaction must be approved by the Company's Board of Directors, including a majority of its independent directors. The Company will not make any investment in the securities of any issuers in which Allied I, Allied Venture or Allied Technology, but not the Company, has previously invested. The Co-investment Guidelines also provide that the Company will have the opportunity to dispose of any securities in which the Company or its wholly owned subsidiaries and any of Allied I or its wholly owned subsidiaries, Allied Venture or Allied Technology, have invested in proportion to their respective holdings of such securities, and that, in any such disposition, the Company will be required to bear no more than its proportionate share of the transaction costs.

Allied Investment II

          Allied Investment II, as an SBIC, provides capital to privately owned small businesses primarily through loans, generally with equity features, and, to a lesser extent, through the purchase of common or convertible preferred shares. Loans with equity features are generally evidenced by a note or debenture that is convertible into common stock, requiring the holder to make a choice, prior to the loan's maturity, between accepting repayment and maintaining its equity position, or purchasing, frequently for a nominal consideration, common stock of the issuer even after the loan is repaid. Wherever possible, Allied Investment II seeks collateral for its loans, but its security interest is usually subordinated to the security interest of other institutional lenders.

         As an SBIC, Allied Investment II currently has the opportunity to sell to the SBA subordinated debentures with a maturity of up to ten years up to an aggregate principal amount determined by a formula which applies a multiple to its private capital, but not in excess of $90 million (the "$90 million limit"). The $90 million limit generally applies to all financial assistance provided by the SBA to any licensee and its "associates," as that term is defined in SBA regulations. For this purpose, Allied Investment II may be deemed to be an "associate" of Allied Investment Corporation ("Allied Investment"), which is also an SBIC and is a subsidiary of Allied I, and Allied Capital Financial Corporation ("Allied Financial"), an SSBIC that is a subsidiary of Allied I. If Allied Financial II is licensed as an SSBIC, it would be deemed to be an "associate" of Allied Investment II, and vice versa. As of December 31, 1995, Allied Investment II had sold no debentures to the SBA. As of that date, however, Allied Investment and Allied Financial had sold debentures and preferred stock to the SBA in the aggregate principal amount of $68,300,000; as a result, the combined ability of Allied Investment II, Allied Investment and Allied Financial to apply for additional leverage from the SBA may be limited to $21,700,000 due to the $90 million limit. The Company is unable to predict the SBA's ability to meet demands for leverage on an ongoing basis, as such funding may be affected if Congress reduces appropriations for the SBA, which may compel the SBA to allocate leverage or to reduce the current limits on available leverage. Therefore, there is no guaranty that Allied Investment II or Allied Financial II, if and when licensed, will be able to obtain SBA leverage.

         Allied Investment II provides managerial assistance to its portfolio companies by arranging syndicated financings, advising on major business decisions, furnishing one of its executives to serve as a director or otherwise participating in board meetings and assisting portfolio companies when they are having operating difficulties.


Allied Financial II

         Allied Financial II has applied to be licensed as an SSBIC, but cannot predict when or if the SBA will act upon its application. An SSBIC is a small business investment company specializing in the financing of small businesses controlled by socially or economically disadvantaged persons. To determine whether the owners of a small business are socially or economically disadvantaged, the SBA relies on a composite of factors. Business owners who are members of the following groups, among others, are considered socially disadvantaged - African Americans, Hispanic Americans, Native Americans and Asian Pacific Americans. In determining whether the owners of a small business are economically disadvantaged, consideration may be given to factors such as levels of income, location (for instance, urban ghettos, depressed rural areas and areas of high unemployment or underemployment), education level, physical or other special handicap, inability to compete in the marketplace because of prevailing or past restrictive practices or Vietnam-era service in the armed forces, or any other factors that may have contributed to disadvantaged conditions. To date, the investment activity of Allied Financial II has been minimal, pending receipt of its SSBIC license. Total assets of Allied Financial II at December 31, 1995 were $3.6 million, of which $1.7 million was invested in cash and cash equivalents.

Investment Adviser

         Advisers is the investment adviser of the Company pursuant to an investment advisory agreement. The advisory agreement will remain in effect from year to year as long as its continuance is approved at least annually by the Board of Directors, including a majority of the disinterested directors, or by the "vote of a majority of the outstanding voting securities" (as defined in the 1940 Act) of the Company. The current agreement may, however, be terminated at any time on (60) sixty days' notice, without the payment of any penalty, by the Board of Directors or by "vote of a majority of the Company's outstanding voting securities," and will terminate automatically in the event of its assignment.

         Under the agreement, Advisers manages the investments of the Company, subject to the supervision and control of the Board of Directors.
Specifically, Advisers identifies, evaluates, structures, closes and monitors the investments made by the Company. The Company will not make any investments that have not been recommended by Advisers as long as the current agreement remains in effect. Advisers has the authority to effect acquisitions and dispositions for the Company's account, subject to approval by the Company's Board of Directors.

         The advisory agreement provides that the Company will pay all of its own operating expenses, except those specifically required to be borne by Advisers. The expenses paid by Advisers include the compensation of its officers and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses that are paid by the Company include the Company's share of transaction costs incident to the acquisition and disposition of investments, legal and accounting fees, the fees and expenses of the Company's independent directors and the fees of its officer-directors, the costs of printing and mailing proxy statements and reports to stockholders, costs associated with promoting the Company's stock, and the fees and expenses of the Company's custodian and transfer agent. The Company is also required to pay expenses associated with litigation and other extraordinary or non-recurring expenses, as well as expenses of required and optional insurance and bonding. All fees paid by or for the account of an actual or prospective portfolio company in connection with an investment transaction in which the Company participates are treated as commitment fees or management fees and are received by the Company, pro rata to its participation in such transaction, rather than by Advisers. Advisers is entitled to retain for its own account any fees paid by or for the account of any company, including a portfolio company, for special investment banking or consulting work performed for that company which is not related to such investment transaction or management assistance. Advisers will report to the Board of Directors not less often than quarterly all fees received by Advisers from any source whatever and whether, in its opinion, any such fee is one that Advisers is entitled to retain under the provisions of the current agreement. In the event that any member of the Board of Directors should disagree, the matter will be conclusively resolved by a majority of the Board of Directors, including a majority of the independent Directors. If the Company uses the services of attorneys or paraprofessionals on the staff of Advisers for the Company's corporate purposes in lieu of outside counsel, the Company will reimburse Advisers for such services at hourly rates calculated to cover the cost of such services, as well as for incidental disbursements by Advisers in connection with such services.

         As compensation for its services to and the expenses paid for the account of the Company, Advisers is paid quarterly, in arrears, a fee equal to 0.625% per quarter of the quarter-end value of the Company's consolidated total assets, less the Company's consolidated Interim Investments (i.e., U.S. government securities), cash and cash equivalents, plus 0.125% per quarter of the quarter-end value of consolidated Interim Investments, cash and cash equivalents ("the current fee structure"). Such fees on an annual basis are approximately 2.5% of the Company's consolidated total assets, less the Company's consolidated Interim Investments, cash and cash equivalents, and 0.5% of the Company's consolidated Interim Investments, cash and cash equivalents.

         Prior to the second quarter of 1995 under a former advisory agreement (the "former agreement"), as compensation for its services to and the expenses paid for the account of the Company, Advisers was entitled to be paid quarterly, in arrears, a fee equal to 0.625% per quarter of the quarter-end value of the Company's consolidated total assets. Such fees on an annual basis were approximately 2.5% of the Company's consolidated total assets. In practice during the time in which the former agreement was in place, Advisers waived a portion of its fees associated with the Company's consolidated Interim Investments, cash and cash equivalents. Advisers waived its fee, except to the extent of 0.125% per quarter, on the Company's consolidated Interim Investments, cash and cash equivalents. As of December 31, 1994, the Company had invested a substantial portion of such excess Interim Investments, cash and cash equivalents and as a result, the Company amended its advisory agreement in 1995 to reflect the current fee structure that, in effect, provided for advisory fees to be paid as they had historically been paid during the waived periods. The new agreement and current fee structure were approved by shareholders at the Company's 1995 annual meeting. For purposes of calculating the fee, the values of the Company's consolidated assets are determined as of the end of each calendar quarter. The quarterly fee is paid as soon as practicable after the values have been determined.

         The fee to Advisers provided for by the current agreement is substantially higher than that paid by most investment companies because of the efforts and resources devoted by Advisers to identifying, evaluating, structuring, closing, and monitoring the types of private investments in which the Company specializes. The rate of compensation paid by the Company to Advisers is substantially the same as that paid by Allied I. The Company also understands that the fee to Advisers provided for by the current agreement is not in excess of that frequently paid by private investment funds engaged in similar types of investments. Such private funds also typically allocate to management a substantial participation in profits.

Employees

         The Company has no employees as all of its personnel are furnished by Advisers.

ITEM 2.  PROPERTIES.

         The Company does not own or lease any properties or other tangible assets.

ITEM 3.   LEGAL PROCEEDINGS.

         The Company is not a defendant in any material pending legal proceeding, and no such material proceedings are known by the Company to be contemplated.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages and positions of the executive officers of the Company as of March 1, 1996, as well as certain other information with respect to those persons:

                                                 Positions Currently                   Principal Occupations
 Name                               Age          Held with the Company                 During Past Five Years
 ----                               ---          ---------------------                 ----------------------
 David Gladstone                     53          Chairman of the Board and    Employed by the Company or Advisers
                                                 Chief Executive Officer      since 1974; Chairman and Chief
                                                                              Executive Officer of Allied I, Allied
                                                                              Capital Commercial Corporation ("Allied
                                                                              Commercial"), Allied Capital Lending
                                                                              Corporation ("Allied Lending") and
                                                                              Advisers; Director, President and Chief
                                                                              Executive Officer of Business Mortgage
                                                                              Investors, Inc. ("BMI") and Allied
                                                                              Capital Mortgage Corporation ("Allied
                                                                              Mortgage"); Director of The Riggs
                                                                              National Corporation; Trustee of The
                                                                              George Washington University.

 George C. Williams                 69           Vice Chairman of             Employed by the Company or Advisers
                                                 the Board                    since 1959; Vice Chairman of Allied I,
                                                                              Allied Commercial, Allied Lending and
                                                                              Advisers; Chairman of BMI and Allied
                                                                              Mortgage.  He is the father of G.
                                                                              Cabell Williams III.

 William F. Dunbar                  37           President and Chief          Employed by the Company or Advisers
                                                 Operating Officer            since 1987; Executive Vice President of
                                                                              Allied I, Allied Commercial, Allied
                                                                              Lending, BMI and Advisers.

 G. Cabell Williams III             41           Executive Vice President     Employed by the Company or Advisers
                                                                              since 1981; President and Chief
                                                                              Operating Officer of Allied I;
                                                                              Executive Vice President of Allied
                                                                              Commercial, Allied Lending, BMI and
                                                                              Advisers;  Director of Environmental
                                                                              Enterprises Assistance Fund.  He is the
                                                                              son of George C. Williams.

 Joan M. Sweeney                    36           Executive Vice President     Employed by Advisers since 1993;
                                                                              President and Chief Operating Officer
                                                                              of Advisers; Executive Vice President
                                                                              of Allied I, Allied Commercial, Allied
                                                                              Lending, BMI and Allied Mortgage;
                                                                              Senior Manager at Ernst & Young from
                                                                              1990 to 1993.

 Jon A. DeLuca                     33            Executive Vice President,    Employed by Advisers since 1994.
                                                 Treasurer and Chief          Executive Vice President, Treasurer and
                                                 Financial Officer            Chief Financial Officer of Allied I,
                                                                              Allied Commercial, Allied Lending, BMI,
                                                                              Allied Mortgage and Advisers; Manager
                                                                              of Entrepreneurial Services at Coopers
                                                                              & Lybrand from 1986 to 1994.

 Thomas R. Salley                  38            General Counsel and          Employed by Advisers since 1988;
                                                 Secretary                    General Counsel and Secretary of Allied
                                                                              I, Allied Lending, Allied Commercial,
                                                                              BMI, Allied Mortgage and Advisers.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

         Information in response to this Item is incorporated by reference to the "Investor Information" section of, and to Notes 4 and 6 of the Notes to Consolidated Financial Statements contained in, the Company's Annual Report to Stockholders for the year ended December 31, 1995 (the "1995 Annual Report").

ITEM 6.   SELECTED FINANCIAL DATA.

         Information in response to this Item is incorporated by reference to the table in the "Consolidated Comparison of Financial Highlights" section of the 1995 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Information in response to this Item is incorporated by reference to the "Management's Discussion and Analysis" section of the 1995 Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, notes thereto and Report of Independent Accountants thereon contained in the 1995 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the "Election of Directors" section and the subsection captioned "Compliance with Reporting Requirements of Section 16(a) of the Securities Exchange Act of 1934" of the Company's definitive proxy statement in connection with its 1996 Annual Meeting of Stockholders, scheduled to be held on May 10, 1996 (the "1996 Proxy Statement"). Information in response to this Item also is included under the caption "Executive Officers of the Registrant" included in Part I of this Report.

ITEM 11.   EXECUTIVE COMPENSATION.

         Information in response to this Item is incorporated by reference to the subsections captioned "Compensation of Executive Officers and Directors," "Incentive Stock Options" and "Compensation of Directors" of the 1996 Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information in response to this Item is incorporated by reference to the subsection captioned "Beneficial Ownership of Common Stock" of the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information in response to this Item is incorporated by reference to the section captioned "Certain Transactions" of the 1996 Proxy Statement.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this Report:

     1. A. The following financial statements are incorporated by reference to the 1995 Annual Report:

          Consolidated Balance Sheet at December 31, 1995 and 1994. Consolidated Statement of Operations for the years ended December 31, 1995, 1994 and 1993.
          Consolidated Statement of Changes in Net Assets for the years ended December 31, 1995, 1994 and 1993.
          Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1994 and 1993.
          Consolidated Statement of Loans to and Investments in Small Business Concerns as of December 31, 1995.
          Notes to Consolidated Financial Statements.

          B. The Report of Independent Accountants with respect to the financial statements listed in A. above is incorporated by reference to the 1995 Annual Report.

     2. No financial statement schedules of the Company are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

     3. The following exhibits are filed herewith or incorporated by reference as set forth below:

3.1(1)    Articles of Incorporation of the Company.

3.2*      By-Laws of the Company, as amended.

4 Instruments defining rights of security holders -- See Exhibits 3.1 and 3.2.

10.1(2) Investment Advisory Agreement between the Company and Allied Capital Advisers, Inc. dated May 11, 1995.

10.4(1)   The Company's Dividend Reinvestment Plan.

10.5(3)   The Company's Incentive Stock Option Plan, as amended.

10.6* Amended and Restated Credit Agreement by and between the Company and NationsBank, N.A., dated September 28, 1995.

11*       Statement re computation of per share earnings.

13(4)*    1995 Annual Report to Stockholders.

21        Subsidiaries of the Company and jurisdiction of incorporation:

                Allied Investment Corporation II        Maryland
                Allied Financial Corporation II         Maryland

23*       Consents of Matthews, Carter and Boyce, independent accountants.

27*       Financial Data Schedule.

28* Financial Statements as of and for the year ended December 31, 1995 of Allied Investment Corporation II, in the form filed with the U.S. Small Business Administration.

---------------------------

*    Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement on Form N-2 (No. 33-28818) filed May 9, 1989.

(2) Incorporated by reference to Exhibit A to the Company's definitive proxy statement relating to the meeting of its stockholders held on May 11, 1995.

(3) Incorporated by reference to Exhibit A to the Company's definitive proxy statement relating to the meeting of its stockholders held on May 12, 1994.

(4) Except to the extent that portions of this exhibit are incorporated herein by reference, this document shall not be deemed to have been filed pursuant to the Securities Exchange Act of 1934.


(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed for the three months ended December 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1996.


                               /s/ DAVID GLADSTONE
                               -------------------------------------------------
                               David Gladstone
                               Chairman of the Board and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                                       Title
Signature                                              (Capacity)                           Date
---------                                              ----------                           ----
/s/ DAVID GLADSTONE                                    Chairman and                        March 28, 1996
---------------------------------------------          Chief Executive Officer
David Gladstone                                        (Principal Executive Officer)

/s/ GEORGE C. WILLIAMS                                 Vice Chairman of the Board          March 28, 1996
---------------------------------------------
George C. Williams

/s/ WILLIAM F. DUNBAR                                  Director and President              March 28, 1996
---------------------------------------------
William F. Dunbar

/s/ LAWRENCE I. HEBERT                                 Director                            March 28, 1996
---------------------------------------------
Lawrence I. Hebert

/s/ JOHN D. REILLY                                     Director                            March 28, 1996
---------------------------------------------
John D. Reilly

/s/ SMITH T. WOOD                                      Director                            March 28, 1996
---------------------------------------------
Smith T. Wood

/s/ JOHN I. LEAHY                                      Director                            March 28, 1996
---------------------------------------------
John I. Leahy

/s/ JOHN D. FIRESTONE                                  Director                            March 28, 1996
---------------------------------------------
John D. Firestone

/s/ JON A. DELUCA                                      Executive Vice President,           March 28, 1996
---------------------------------------------          Treasurer and Chief Financial
Jon A. DeLuca                                          Officer (Principal
                                                       Financial and Accounting
                                                       Officer)

                                 EXHIBIT INDEX

Exhibit
Number              Description
------              -----------
3.2            By-Laws of the Company, as amended.

10.6 Amended and Restated Credit Agreement by and between the Company and NationsBank, N.A., dated September 28, 1995.

11             Statement re computation of per share earnings.

13             1995 Annual Report to Stockholders.

23             Consents of Matthews, Carter and Boyce, independent accountants.

27             Financial Data Schedule.

28 Financial Statements as of and for the year ended December 31, 1995 of Allied Investment Corporation II, as filed with the U.S. Small
               Business Administration.