Form 10-Q
period 1996-03-31
ALLIED CAPITAL CORP II
filed 1996-05-15
CIK 850426

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


For the quarterly period                               Commission file number:
ended MARCH 31, 1996                                           0-18016
      --------------                                   -----------------------


                         ALLIED CAPITAL CORPORATION II
            --------------------------------------------------------
             (exact name of Registrant as specified in its charter)


       MARYLAND                                                52-1628801
- -----------------------                                -----------------------
(State or jurisdiction of                                   (IRS Employer
incorporation or organization)                            Identification  No.)

                       C/O ALLIED CAPITAL ADVISERS, INC.
                              1666 K STREET, N.W.
                                   9TH FLOOR
                            WASHINGTON, DC   20006
                  --------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code: (202) 331-1112
                                                    --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X    NO
                                                --- -----  -- -----

On May 3, 1996 there were 7,197,836 shares outstanding of the Registrant's common stock, $1 par value.

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                                FORM 10-Q INDEX


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Consolidated Balance Sheet as of March 31, 1996
             and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

             Consolidated Statement of Operations - For the Three Months Ended
             March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

             Consolidated Statement of Changes in Net Assets - For the Three Months
             Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

             Consolidated Statement of Cash Flows - For the Three Months Ended
             March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

             Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . 5

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

  Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

  Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . 8

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

  Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                         PART I - Financial Information

Item 1.  Financial Statements

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)

                                                                                       March 31, 1996        December 31, 1995
                                                                                       --------------        -----------------
                                                                                          (unaudited)

 Assets

 Investments at value:

   Loans and debt securities (cost: 1996 - $82,660; 1995 - $86,474)  . . . .             $ 80,551                $ 84,235

   Equity securities (cost: 1996 - $5,130; 1995 - $5,538)  . . . . . . . . .               14,093                  13,548

   Other investment assets (cost: 1996 - $1,445; 1995 - $1,514)  . . . . . .                1,355                   1,424
                                                                                         --------                --------

          Total investments  . . . . . . . . . . . . . . . . . . . . . . . .               95,999                  99,207

 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .               10,364                   6,227

 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,893                   1,735
                                                                                         --------                --------

          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .             $108,256                $107,169
                                                                                         ========                ========


 Liabilities

 Investment advisory fee payable . . . . . . . . . . . . . . . . . . . . . .             $    629                $    639

 Dividends and distributions payable . . . . . . . . . . . . . . . . . . . .                   --                   3,403

 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  404                   1,146
                                                                                         --------                --------
          Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . .                1,033                   5,188
                                                                                         --------                --------

 Commitments and Contingencies

 Shareholders' Equity

 Common stock, $1 par value; 20,000,000 shares authorized;
   7,197,836 and 7,104,005 shares issued and outstanding at
   3/31/96 and 12/31/95  . . . . . . . . . . . . . . . . . . . . . . . . . .                7,198                   7,104

 Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .               93,767                  92,225

 Notes receivable from sale of common stock  . . . . . . . . . . . . . . . .               (2,478)                 (2,495)

 Net unrealized appreciation on investments  . . . . . . . . . . . . . . . .                6,764                   5,681

 Undistributed (distributions in excess of) accumulated earnings . . . . . .                1,972                    (534)
                                                                                         --------                --------

           Total shareholders' equity  . . . . . . . . . . . . . . . . . . .              107,223                 101,981
                                                                                         --------                --------

           Total liabilities and shareholders' equity  . . . . . . . . . . .             $108,256                $107,169
                                                                                         ========                ========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)




                                                                              For the Three Months Ended
                                                                                         March 30,
                                                                           ----------------------------------


                                                                                1996                1995
                                                                             ---------           ---------

 Investment income:

   Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   3,033           $   2,863

   Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . .              21                  69
                                                                             ---------           ---------
     Total investment income . . . . . . . . . . . . . . . . . . . . .           3,054               2,932
                                                                             ---------           ---------


 Expenses:

   Investment advisory fee . . . . . . . . . . . . . . . . . . . . . .             629                 591

   Other operating expenses  . . . . . . . . . . . . . . . . . . . . .             127                 209
                                                                             ---------           ---------
     Total expenses  . . . . . . . . . . . . . . . . . . . . . . . . .             756                 800
                                                                             ---------           ---------


 Net investment income . . . . . . . . . . . . . . . . . . . . . . . .           2,298               2,132

 Net realized gains on investments . . . . . . . . . . . . . . . . . .           2,568                  40
                                                                             ---------           ---------

 Net investment income before net unrealized
   appreciation on investments . . . . . . . . . . . . . . . . . . . .           4,866               2,172

 Net unrealized appreciation on
   investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,083                 771
                                                                             ---------           ---------

 Net increase in net assets resulting from operations  . . . . . . . .       $   5,949           $   2,943
                                                                             =========           =========


 Earnings per share  . . . . . . . . . . . . . . . . . . . . . . . . .       $    0.83           $    0.42
                                                                             =========           =========


 Weighted average number of shares and share
   equivalents outstanding . . . . . . . . . . . . . . . . . . . . . .           7,143               6,945
                                                                             =========           =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)
                                  (unaudited)





                                                                                     For the Three Months Ended March 31,
                                                                                     ------------------------------------

                                                                                        1996                         1995
                                                                                 -----------                  -----------
 Increase in net assets resulting from operations:

     Net investment income . . . . . . . . . . . . . . . . . . . . .               $   2,298                    $   2,132

     Net realized gains on investments . . . . . . . . . . . . . . .                   2,568                           40

     Net change in unrealized appreciation on investments  . . . . .                   1,083                          771
                                                                                   ---------                    ---------

         Net increase in net assets resulting from operations  . . .                   5,949                        2,943


 Distributions to Shareholders . . . . . . . . . . . . . . . . . . .                  (2,360)                      (1,735)


 Capital Share Transactions  . . . . . . . . . . . . . . . . . . . .                   1,653                           --
                                                                                   ---------                    ---------


 Net Increase in Net Assets  . . . . . . . . . . . . . . . . . . . .                   5,242                        1,208



 Net assets at beginning of period . . . . . . . . . . . . . . . . .                 101,981                       97,475
                                                                                   ---------                    ---------


 Net assets at end of period . . . . . . . . . . . . . . . . . . . .               $ 107,223                    $  98,683
                                                                                   =========                    =========


 Net asset value per share . . . . . . . . . . . . . . . . . . . . .               $   14.90                    $   14.22
                                                                                   =========                    =========


 Shares outstanding at end of period . . . . . . . . . . . . . . . .                   7,198                        6,938
                                                                                   =========                    =========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                                       For the Three Months Ended March 31,
                                                                                      -------------------------------------

                                                                                            1996                      1995
                                                                                       ---------                 ---------
 Cash Flows From Operating Activities:

   Net increase in net assets resulting from operations  . . . . . . . .                $  5,949                  $  2,943

   Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:

      Net unrealized appreciation on investments . . . . . . . . . . . .                  (1,083)                     (771)

      Net realized gains on investments  . . . . . . . . . . . . . . . .                  (2,568)                      (40)

   Changes in assets and liabilities   . . . . . . . . . . . . . . . . .                    (910)                     (888)
                                                                                        --------                  --------

         Net cash provided by operating activities . . . . . . . . . . .                      1,388                     1,244
                                                                                        --------                  --------


 Cash Flows From Investing Activities:

      Net decrease (increase) in investments   . . . . . . . . . . . . .                   6,851                    (3,444)

      Net redemption of U.S. government securities . . . . . . . . . . .                      --                         1

      Payments on notes receivable . . . . . . . . . . . . . . . . . . .                      17                        --
                                                                                        --------                  --------

         Net cash provided by (used in) investing activities . . . . . .                   6,868                    (3,443)
                                                                                        --------                  --------


 Cash Flows From Financing Activities:

      Dividends and distributions paid . . . . . . . . . . . . . . . . .                  (4,119)                   (4,094)
                                                                                        --------                  --------

         Net cash used in financing activities . . . . . . . . . . . . .                  (4,119)                   (4,094)
                                                                                        --------                  --------


 Net increase (decrease) in cash and cash equivalents  . . . . . . . . .                   4,137                    (6,293)


 Cash and cash equivalents, beginning of period  . . . . . . . . . . . .                   6,227                    11,591
                                                                                        --------                  --------



 Cash and cash equivalents, end of period  . . . . . . . . . . . . . . .                $ 10,364                  $  5,298
                                                                                        ========                  ========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


NOTE 1.  GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Corporation II and subsidiaries (the Company) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1996 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1995 financial statements in order to conform to the 1996 presentation.

NOTE 2.  DISTRIBUTIONS

         The Company's Board of Directors declared a $0.33 per share first quarter dividend that was paid on March 29, 1996 to shareholders of record as of March 15, 1996.

NOTE 3.  COMMITMENTS AND CONTINGENCIES

         Commitments. The Company had loan commitments to invest in various existing and prospective portfolio companies, standby letters of credit and third party guarantees outstanding equal to $1.4 million at March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         For the First Quarter Ended March 31, 1996 and 1995.

         The net increase in net assets resulting from operations for the quarter ended March 31, 1996 was $5.9 million, an increase of 102% over the net increase in net assets resulting from operations for the quarter ended March 31, 1995. Earnings per share was $0.83 for the quarter ended March 31, 1996 as compared to $0.42 per share for the quarter ended March 31, 1995.

         For the quarter ended March 31, 1996, net investment income increased 7.8% to $2.3 million from $2.1 million for the quarter ended March 31, 1995. Total investment income increased 4.2% in the first quarter of 1996 as compared to the quarter ended March 31, 1995. This increase is primarily attributable to the Company increasing its investments in loans and debt securities that earn a current return.

         Total expenses decreased 5.5% to $756,000 for the quarter ended March 31, 1996 from $800,000 in the comparable period last year. The Company's investment advisory fee increased approximately 6.4% to $629,000 for the quarter ended March 31, 1996 from $591,000 in the previous comparable period. This increase is the result of the Company's growth in invested assets and total assets from March 31, 1995. Other operating expenses decreased approximately 39% for the first quarter of 1996 as compared to the quarter ended March 31, 1995. Other operating expenses were higher in the first quarter of 1995 due to non-recurring legal fees related to litigation that was settled in 1995.

         Net realized gains on investments were $2.6 million for the quarter ended March 31, 1996, as the Company successfully liquidated certain equity investments in the portfolio and received early payoffs of outstanding loans in its portfolio.

         LIQUIDITY AND CAPITAL RESOURCES

         Total assets increased approximately $1.1 million to $ 108.3 million as of March 31, 1996 from $107.2 million as of December 31, 1995. Total investments as of March 31, 1996 decreased $3.2 million from December 31, 1995 as total repayments and changes in investment valuations during the first quarter of 1996 offset new investments to small businesses of $2 million.

         Cash and cash equivalents increased to $10.4 million as of March 31, 1996 from $6.2 million at December 31, 1995 due to the proceeds received from early payoffs and the investment liquidations.

         The Company believes that it has adequate capital to continue to satisfy its operating needs, commitments and other future investment opportunities that may arise over the year.

         PORTFOLIO CHANGES

         For the three months ended March 31, 1996, the Company's portfolio had net unrealized appreciation of $1,083,000 due primarily to changes in market prices for public equity investments and sales of certain other portfolio investments.

         The Company's public equity investments which appreciated (depreciated) in value during the three months ended March 31, 1996 were:

                                                                       Unrealized
                                                                     appreciation
                                                                   (depreciation)
                                                                   --------------
                 Allied Waste                                          $819,000
                 Esquire Communications                                  98,000
                 Garden Ridge Corporation                               794,000
                 Labor Ready                                            462,000
                 Nobel Education Dynamics                             1,375,000
                 Quality Software Products                             (240,000)

         The sale of three portfolio investments resulted in unrealized appreciation (depreciation) and the recognition of realized gains (losses) during the three months ended March 31, 1996 as follows:

                                                                     Unrealized              Realized
                                                                   Appreciation                  Gain
                                                                 (Depreciation)                (Loss)
                                                                 --------------                ------

                 Garden Ridge Corporation *                         $(1,190,000)           $1,349,000
                 June Broadcasting                                   (1,530,000)            1,714,000
                 SunStates Refrigerated Services, Inc. *                579,000              (579,000)

                 * Sale of certain stock only.

         In addition, the Company's investment in Williams Brothers depreciated in value by $346,000. The remaining net increase in net unrealized appreciation during the three months ended March 31, 1996 was $262,000.

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

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     List of Exhibits

         11      Statement of Computation of Earnings Per Share

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

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

                                          ALLIED CAPITAL CORPORATION II
                                          -----------------------------
                                                  (Registrant)



                                          /s/ Jon A. DeLuca
                                          -----------------------------
Date: May 13, 1996                        Jon A. DeLuca
      ------------                        Executive Vice President and
                                          Chief Financial Officer