Form 10-Q
period 1996-06-30
ALLIED CAPITAL CORP II
filed 1996-08-13
CIK 850426

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

 Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
                                 Act of 1934


For the quarterly period                               Commission file number:
ended JUNE 30, 1996                                            0-18016
      -------------                                    -----------------------


                        ALLIED CAPITAL CORPORATION II
            ------------------------------------------------------
            (exact name of Registrant as specified in its charter)


       MARYLAND                                                52-1628801
- -----------------------                                -----------------------
(State or jurisdiction of                                   (IRS Employer
incorporation or organization)                            Identification No.)

                       C/O ALLIED CAPITAL ADVISERS, INC.
                              1666 K STREET, N.W.
                                   9TH FLOOR
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

On August 5, 1996 there were 7,292,570 shares outstanding of the Registrant's common stock, $1 par value.

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                                FORM 10-Q INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

        Consolidated Balance Sheet as of June 30, 1996
        and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . .  1

        Consolidated Statement of Operations - For the Three and Six
        Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . .  2

        Consolidated Statement of Changes in Net Assets - For the Six
        Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . .  3

        Consolidated Statement of Cash Flows - For the Six Months Ended
        June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . .  4

        Notes to Consolidated Financial Statements  . . . . . . . . . . . .  5

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . . .  6


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  8

  Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . .  8

  Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .  8

  Item 4. Submission of Matters to a Vote of Security Holders . . . . . . .  8

  Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . .  8

  Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .  8

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

                         PART I - Financial Information

Item 1.   Financial Statements



                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)

                                                                                 June 30, 1996               December 31, 1995
                                                                                 -------------               -----------------
                                                                                   (unaudited)
 Assets

 Investments at value:

   Loans and debt securities (cost: 1996 - $80,171; 1995 -
     $86,474)  . . . . . . . . . . . . . . . . . . . . . . . . . .                $ 75,917                         $ 84,235

   Equity securities (cost: 1996 - $5,076; 1995 - $5,538)  . . . .                  13,227                           13,548

   Other investment assets (cost: 1996 - $1,035; 1995 - $1,514)  .                     995                            1,424
                                                                                   -------                          -------

          Total investments  . . . . . . . . . . . . . . . . . . .                  90,139                           99,207

 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .                  16,989                            6,227

 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,601                            1,735
                                                                                   -------                          -------

          Total assets . . . . . . . . . . . . . . . . . . . . . .                $108,729                         $107,169
                                                                                   =======                          =======


 Liabilities

 Investment advisory fee payable . . . . . . . . . . . . . . . . .                $    599                         $    639

 Dividends and distributions payable . . . . . . . . . . . . . . .                      -                             3,403

 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .                     218                            1,146
                                                                                   -------                         --------
          Total liabilities  . . . . . . . . . . . . . . . . . . .                     817                            5,188
                                                                                   -------                         --------

 Commitments and Contingencies

 Shareholders' Equity

 Common stock, $1 par value; 20,000,000 shares authorized;
   7,292,570 and 7,104,005 shares issued and outstanding at
   6/30/96 and 12/31/95  . . . . . . . . . . . . . . . . . . . . .                   7,293                            7,104

 Additional paid-in capital  . . . . . . . . . . . . . . . . . . .                  95,181                           92,225

 Notes receivable from sale of common stock  . . . . . . . . . . .                  (2,970)                          (2,495)

 Net unrealized appreciation on investments  . . . . . . . . . . .                   3,857                            5,681

 Undistributed (distributions in excess of) accumulated earnings .                   4,551                             (534)
                                                                                   -------                          -------

           Total shareholders' equity  . . . . . . . . . . . . . .                 107,912                          101,981
                                                                                   -------                          -------

           Total liabilities and shareholders' equity  . . . . . .                $108,729                         $107,169
                                                                                   =======                          =======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)




                                                                              For the Three Months          For the Six Months
                                                                                 Ended June 30,                Ended June 30,
                                                                                --------------                 -------------

                                                                               1996           1995             1996        1995
                                                                            ---------      ---------           ----        ----
 Investment income:

   Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 3,054        $ 2,585           $ 6,087     $ 5,450

   Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . .             25            223                46         290
                                                                               ------         ------            ------      ------
     Total investment income . . . . . . . . . . . . . . . . . . . . .          3,079          2,808             6,133       5,740
                                                                               ------         ------            ------      ------

 Expenses:

   Investment advisory fee . . . . . . . . . . . . . . . . . . . . . .            599            623             1,228       1,214

   Legal and accounting fees . . . . . . . . . . . . . . . . . . . . .             83             55               153         183

   Other operating expenses  . . . . . . . . . . . . . . . . . . . . .            167            151               224         232
                                                                               ------         ------           -------     -------

     Total expenses  . . . . . . . . . . . . . . . . . . . . . . . . .            849            829             1,605       1,629
                                                                               ------         ------            ------      ------


 Net investment income . . . . . . . . . . . . . . . . . . . . . . . .          2,230          1,979             4,528       4,111

 Net realized gains on investments . . . . . . . . . . . . . . . . . .          2,889             56             5,457          96
                                                                               ------         ------            ------      ------
 Net investment income before net unrealized
   appreciation (depreciation) on investments  . . . . . . . . . . . .          5,119          2,035             9,985       4,207

 Net unrealized appreciation (depreciation) on
   investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,907)         3,613            (1,824)      4,384
                                                                               ------         ------            ------      ------
 Net increase in net assets resulting from operations  . . . . . . . .        $ 2,212        $ 5,648           $ 8,161     $ 8,591
                                                                               ======         ======            ======      ======



 Earnings per share  . . . . . . . . . . . . . . . . . . . . . . . . .        $  0.30        $  0.81           $  1.13     $  1.24
                                                                               ======         ======            ======      ======



 Weighted average number of shares and share
   equivalents outstanding . . . . . . . . . . . . . . . . . . . . . .          7,276          6,963             7,239       6,952
                                                                              =======        =======           =======     =======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)
                                  (unaudited)





                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                                         -------

                                                                                  1996             1995
                                                                                  ----             ----
Increase in net assets resulting from operations:

    Net investment income . . . . . . . . . . . . . . . . . . . . . . . .       $  4,528         $  4,111

    Net realized gains on investments . . . . . . . . . . . . . . . . . .          5,457               96

    Net unrealized appreciation (depreciation) on investments . . . . . .         (1,824)           4,384
                                                                                 -------          -------

        Net increase in net assets resulting from operations  . . . . . .          8,161            8,591
                                                                                 -------          -------


Distributions to shareholders . . . . . . . . . . . . . . . . . . . . . .         (4,900)          (3,607)
                                                                                 -------          -------

Capital share transactions:

  Net (increase) decrease in notes receivable from sale of common stock .           (475)              99

  Issuance of common shares upon the exercise of stock options  . . . . .            800                -

  Issuance of common shares in lieu of cash distributions . . . . . . . .          2,345                -
                                                                                 -------          -------

      Net increase in net assets resulting from capital share
        transactions  . . . . . . . . . . . . . . . . . . . . . . . . . .          2,670               99
                                                                                 -------          -------

Net Increase in Net Assets  . . . . . . . . . . . . . . . . . . . . . . .          5,931            5,083


Net assets at beginning of period . . . . . . . . . . . . . . . . . . . .        101,981           97,475
                                                                                 -------          -------


Net assets at end of period . . . . . . . . . . . . . . . . . . . . . . .       $107,912         $102,558
                                                                                 =======          =======


Net asset value per share . . . . . . . . . . . . . . . . . . . . . . . .       $  14.80         $  14.78
                                                                                 =======          =======


Shares outstanding at end of period . . . . . . . . . . . . . . . . . . .          7,293            6,938
                                                                                 =======          =======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                                For the Six Months Ended
                                                                                         June 30,
                                                                                         -------

                                                                                  1996             1995
                                                                                  ----             ----
Cash Flows From Operating Activities:

  Net increase in net assets resulting from operations  . . . . . . . . .        $ 8,161          $ 8,591

  Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:

     Net unrealized (appreciation) depreciation on investments  . . . . .          1,824           (4,384)

     Net realized gains on investments  . . . . . . . . . . . . . . . . .         (5,457)             (96)

     Amortization of loan discounts . . . . . . . . . . . . . . . . . . .           (809)            (429)

  Changes in assets and liabilities:

     Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .            134              335

     Investment advisory fee payable  . . . . . . . . . . . . . . . . . .            (40)              44

     Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .           (928)            (366)
                                                                                  ------           ------

        Net cash provided by operating activities . . . . . . . . . . . .          2,885            3,695
                                                                                  ------           ------


Cash Flows From Investing Activities:

     Investments in small business concerns . . . . . . . . . . . . . . .         (4,844)         (16,040)

     Collections of loans and debt securities and other investment assets         12,033           11,382

     Net proceeds from sale of equity securities  . . . . . . . . . . . .          6,321               36

     Net purchase of U.S. government securities . . . . . . . . . . . . .              -             (338)

     Collections of notes receivable from sale of common stock  . . . . .             25               99
                                                                                  ------           ------
        Net cash provided by (used in) investing activities . . . . . . .         13,535           (4,861)
                                                                                  ------           ------

Cash Flows From Financing Activities:

     Issuance of common shares  . . . . . . . . . . . . . . . . . . . . .            300                -

     Dividends and distributions paid . . . . . . . . . . . . . . . . . .         (5,958)          (5,967)
                                                                                  ------           ------
        Net cash used in financing activities . . . . . . . . . . . . . .         (5,658)          (5,967)
                                                                                  ------           ------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . .         10,762           (7,133)


Cash and cash equivalents, beginning of period  . . . . . . . . . . . . .          6,227           11,591
                                                                                  ------           ------

Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . .        $16,989          $ 4,458
                                                                                  ======           ======




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


NOTE 1.  GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Corporation II and subsidiaries (the Company) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1996 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1995 financial statements in order to conform to the 1996 presentation.

NOTE 2.  DISTRIBUTIONS

         The Company's board of directors declared a second quarter dividend equivalent to $0.35 per share payable on June 28, 1996 to shareholders of record on June 14, 1996. In connection with this dividend, the Company paid cash of $1,830,000 and distributed new shares of common stock to participants in the dividend reinvestment plan with a value of $708,000 for a total dividend of $2,538,000. In addition, the Company's board of directors declared a first quarter dividend equivalent to $0.33 per share payable on March 29, 1996 to shareholders of record on March 15, 1996. In connection with this dividend, the Company paid cash of $1,684,000 and distributed new shares of common stock to participants in the dividend reinvestment plan with a value of $678,000 for a total dividend of $2,362,000.

NOTE 3.  COMMITMENTS

         The Company had loan commitments outstanding equal to $7,051,000 at June 30, 1996 to invest in various existing and prospective portfolio companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         For the Second Quarter Ended June 30, 1996 and 1995.

         The net increase in net assets resulting from operations for the quarter ended June 30, 1996 was $2.2 million, a decrease of 61% compared to the net increase in net assets resulting from operations for the quarter ended June 30, 1995 of $5.6 million. Earnings were $0.30 per share for the second quarter of 1996 as compared to $0.81 per share for the same quarter in 1995.

         Net investment income increased 12.7% to $2.2 million for the quarter ended June 30, 1996 from $2.0 million for the quarter ended June 30, 1995. Total investment income increased 9.7% in the second quarter of 1996 as compared to the same quarter of 1995. These increases are primarily attributable to the Company increasing its investments in loans and debt securities that earn a current return and increased amortization of loan discounts and points.

         Total expenses increased 2.4% to $849,000 for the quarter ended June 30, 1996 from $829,000 for the comparable period last year. The Company's investment advisory fee decreased 3.9% to $599,000 for the quarter ended June 30, 1996 as compared to $623,000 in the previous comparable period. While total assets of $108.7 million at June 30, 1996 were higher than $104.3 million at June 30, 1995, cash and cash equivalents at June 30, 1996 were $11.4 million higher than the prior year. The advisory fee declined because of the lower fee paid on cash and cash equivalents, as compared to the fee paid on assets invested
         in small business concerns.   Legal and accounting fees increased from
         $55,000 for the six months ended June 30, 1995 to $83,000 for the six months ended June 30, 1995. This increase is due to the increased legal cost of various corporate matters in 1996. Other operating expenses increased 10.6% for the second quarter of 1996 as compared to the second quarter of 1995.

         Net realized gains on investments were $2.9 million for the quarter ended June 30, 1996, as the Company successfully liquidated certain equity investments in the portfolio and received early payoffs of outstanding loans in its portfolio. Net realized gains on investments were $56,000 for the second quarter of 1995. Net gains are realized when the Company sells or otherwise liquidates its investments, and as a result may vary significantly from quarter to quarter.

         Net unrealized depreciation for the three months ended June 30, 1996 was $2.9 million as compared to net unrealized appreciation of $3.6 million for the three months ended June 30, 1995. The Company sold one portfolio investment during the second quarter that had unrealized appreciation at March 31, 1996 of $2.1 million. When sold, net unrealized appreciation was reduced by $2.1 million and the actual net gain realized on this investment was included in net realized gains. The remaining net unrealized depreciation of $825,000 for the second quarter of 1996 is due primarily to the decrease in the value of the Company's investment in SunStates Refrigerated Services, Inc. of $1.4 million.


         For the Six Months Ended June 30, 1996 and 1995.

         Net increase in net assets resulting from operations was $8.2 million, or $1.13 per share, for the six months ended June 30, 1996, compared to $8.6 million, or $1.24 per share, for the same period in 1995. Net investment income and net realized gains for the six months ended June 30, 1996 increased 10% and 5,584%, respectively, over the comparable six-month period of the prior year. These increases, however, were offset by a significant decline in the net unrealized appreciation in the investment portfolio.

         During the six months ended June 30, 1996, the Company realized net gains on the sale of investments which had net unrealized appreciation totaling $3.8 million, or $0.53 per share, that had been previously recognized into net income as net unrealized appreciation. Thus, upon the realization of these gains, the year-to-date 1996 net increase in net assets resulting from operations reflects an offsetting decrease in net unrealized appreciation for the same amount. As investments in the portfolio appreciate, the increase in value is recognized into net income as the change in net unrealized appreciation. When gains are realized on sale, the effect on net income is computed by reducing net income by an amount equal to any unrealized appreciation on the investment recognized in prior periods, and increasing net income by the amount of the recognized gain.


         LIQUIDITY AND CAPITAL RESOURCES

         Total assets increased $1.6 million to $108.7 million as of June 30, 1996 from $107.2 million as of December 31, 1995. Total investments as of June 30, 1996 decreased $9.1 million from December 31, 1995 as total repayments and changes in investment valuations during the first six months of 1996 were greater than new investments to small businesses of $4.8 million. Cash and cash equivalents increased to $17.0 million as of June 30, 1996 from $6.2 million at December 31, 1995 due to principal repayments on loans and debt securities and proceeds received from investment dispositions.

         The Company believes that it has adequate capital to continue to satisfy its operating needs, commitments and other future investment opportunities that may arise over the year.


         PORTFOLIO CHANGES

         For the six months ended June 30, 1996, the Company's portfolio depreciated, net of appreciation, by $1.8 million due to the sale of certain investments which resulted in realized gains, changes in investment values from the change in market prices for public equity investments, and changes in value of certain private investments.

         The sale of certain portfolio investments resulted in unrealized appreciation (depreciation) and the recognition of realized gains (losses) during the six months ended June 30, 1996 as follows:

                                                                     Unrealized              Realized
                                                                    Appreciation               Gain
                                                                   (Depreciation)             (Loss)
                                                                   --------------         -------------
                 Garden Ridge Corporation (stock) *                  $(1,190,000)          $1,349,000
                 Garden Ridge Corporation (warrants)                  (1,703,000)           3,060,000
                 June Broadcasting, Inc.                              (1,530,000)           1,714,000
                 SunStates Refrigerated Services, Inc. *                 579,000             (579,000)

                 * Sale of certain stock only.

         The Company's public equity investments which appreciated (depreciated) in value during the six months ended June 30, 1996 were:

                                                                      Unrealized
                                                                     Appreciation
                                                                    (Depreciation)
                                                                    --------------
                 Allied Waste Industries, Inc.                        $1,064,000
                 Esquire Communications, Ltd.                             29,000
                 Garden Ridge Corporation                              1,491,000
                 Labor Ready, Inc.                                     1,280,000
                 Nobel Education Dynamics, Inc.                          769,000
                 Quality Software Products Holdings, PLC                (197,000)


         In addition, the Company's investments in the following private companies also had unrealized depreciation during the six months ended June 30, 1996 -- Enviroplan, Inc. - $340,000; SunStates Refrigerated Services, Inc. - $1,441,000; and Williams Brothers Lumber Company - $346,000. The remaining investment portfolio had net unrealized depreciation during the six months ended June 30, 1996 of $289,000.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Allied Capital Corporation II held its annual meeting of shareholders on May 10, 1996 in North Bethesda, Maryland. The following directors were elected as proposed in the proxy material to serve until the next annual shareholders meeting:

          DIRECTOR              FOR              WITHHELD
          --------              ---              --------
      David Gladstone        6,694,274            29,181

  George C. Williams, Jr.    6,692,835            30,620

     William F. Dunbar       6,694,274            29,181

     Lawrence I. Hebert      6,694,274            29,181

       John D. Reilly        6,694,274            29,181

       Smith T. Wood         6,694,274            29,181

       John I. Leahy         6,694,274            29,181

     John D. Firestone       6,693,731            29,724

         Shareholders also ratified the selection of Matthews Carter & Boyce to serve as independent accountants until the next shareholders meeting. The Company received 6,662,440 shares voting in favor of ratification, 17,273 shares voting against the ratification, and 43,737 shares abstaining from voting.

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   List of Exhibits

         11    Statement of Computation of Earnings Per Share

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

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

                                   ALLIED CAPITAL CORPORATION II
                                   -----------------------------
                                        (Registrant)



                                   /s/ Jon A. DeLuca
                                   -------------------------------------
Date: August 12, 1996              Jon A. DeLuca
      ---------------              Executive Vice President and
                                   Chief Financial Officer