Form 10-Q
period 1996-09-30
ALLIED CAPITAL CORP II
filed 1996-11-14
CIK 850426

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period                          Commission file number:
ended SEPTEMBER 30, 1996                                  0-18016
      ------------------                          -----------------------


                        ALLIED CAPITAL CORPORATION II
           ------------------------------------------------------
           (exact name of Registrant as specified in its charter)


       MARYLAND                                         52-1628801
-----------------------                           ---------------------
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

On November 8, 1996 there were 7,367,089 shares outstanding of the Registrant's common stock, $1 par value.

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                                FORM 10-Q INDEX


PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Consolidated Balance Sheet as of September 30, 1996
             and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1

             Consolidated Statement of Operations - For the Three and Nine Months Ended
             September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2

             Consolidated Statement of Changes in Net Assets - For the Nine Months Ended
             September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

             Consolidated Statement of Cash Flows - For the Nine Months Ended
             September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

             Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . .        5

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6


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

                         PART I - Financial Information

Item 1. Financial Statements



                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)

                                                                 September 30, 1996      December 31, 1995
                                                                 ------------------      -----------------
                                                                    (unaudited)
ASSETS

Investments at value:

  Loans and debt securities (cost: 1996 - $87,550; 1995  -
    $86,474)  . . . . . . . . . . . . . . . . . . . . . . . .             $ 83,368              $ 84,235

  Equity securities (cost: 1996 - $6,598; 1995 -
    $5,538) . . . . . . . . . . . . . . . . . . . . . . . . .               14,420                13,548

  Other investment assets (cost: 1996 - $63; 1995 -
    $1,514) . . . . . . . . . . . . . . . . . . . . . . . . .                   20                 1,424
                                                                           -------               -------

         Total investments  . . . . . . . . . . . . . . . . .               97,808                99,207

Cash and cash equivalents . . . . . . . . . . . . . . . . . .               10,262                 6,227

Other assets  . . . . . . . . . . . . . . . . . . . . . . . .                1,651                 1,735
                                                                           -------               -------

         Total assets . . . . . . . . . . . . . . . . . . . .             $109,721              $107,169
                                                                           =======               =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Investment advisory fee payable . . . . . . . . . . . . . .             $    634              $    639

  Dividends and distributions payable . . . . . . . . . . . .                    -                 3,403

  Other liabilities . . . . . . . . . . . . . . . . . . . . .                  248                 1,146
                                                                           -------               -------

         Total liabilities  . . . . . . . . . . . . . . . . .                  882                 5,188
                                                                           -------               -------

Commitments and Contingencies

Shareholders' Equity:

Common stock, $1 par value; 20,000,000 shares authorized;

  7,367,089 and 7,104,005 shares issued and outstanding at
    9/30/96 and 12/31/95  . . . . . . . . . . . . . . . . . .                7,367                 7,104

Additional paid-in capital  . . . . . . . . . . . . . . . . .               96,471                92,225

Notes receivable from sale of common stock  . . . . . . . . .               (3,170)               (2,495)

Net unrealized appreciation on investments  . . . . . . . . .                3,597                 5,681

Undistributed (distributions in excess of) accumulated
earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .                4,574                  (534)
                                                                           -------               -------
          Total shareholders' equity  . . . . . . . . . . . .              108,839               101,981
                                                                           -------               -------

          Total liabilities and shareholders' equity  . . . .             $109,721              $107,169
                                                                           =======               =======




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                        For the Three Months         For the Nine Months
                                                         Ended September 30,         Ended September 30,
                                                         ------------------         --------------------

                                                          1996         1995         1996            1995
                                                          ----         ----         ----            ----
Investment income:

  Interest  . . . . . . . . . . . . . . . . .           $2,765       $2,940       $8,852          $ 8,390

  Other income  . . . . . . . . . . . . . . .               25          218           71              508
                                                         -----        -----        -----            -----
    Total investment income . . . . . . . . .            2,790        3,158        8,923            8,898
                                                         -----        -----        -----            -----



Expenses:

  Investment advisory fee . . . . . . . . . .              634          591        1,862            1,805

  Legal and accounting fees . . . . . . . . .                7           96          160              279

  Other operating expenses  . . . . . . . . .               25           89          249              321
                                                         -----        -----        -----            -----

    Total expenses  . . . . . . . . . . . . .              666          776        2,271            2,405
                                                         -----        -----        -----            -----


Net investment income . . . . . . . . . . . .            2,124        2,382        6,652            6,493

Net realized gain on investments  . . . . . .              684        3,097        6,141            3,193
                                                         -----        -----        -----            -----
Net investment income before net unrealized
  appreciation (depreciation) on
  investments . . . . . . . . . . . . . . . .            2,808        5,479       12,793            9,686

Net unrealized appreciation (depreciation) on
  investments . . . . . . . . . . . . . . . .             (260)         732       (2,084)           5,116
                                                         -----        -----        -----            -----
Net increase in net assets resulting from
  operations  . . . . . . . . . . . . . . . .           $2,548       $6,211      $10,709          $14,802
                                                         =====        =====       ======           ======


Earnings per share  . . . . . . . . . . . . .           $ 0.34       $ 0.89      $  1.47          $  2.13
                                                         =====        =====        =====            =====


Weighted average number of shares and share
  equivalents outstanding . . . . . . . . . .            7,386        6,978        7,287            6,959
                                                         =====        =====        =====            =====



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                            For the Nine Months Ended
                                                                   September 30,
                                                                   ------------

                                                                1996           1995
                                                                ----           ----
Increase in net assets resulting from operations:

    Net investment income . . . . . . . . . . . . . .         $  6,652       $  6,493

    Net realized gain on investments  . . . . . . . .            6,141          3,193

    Net unrealized appreciation (depreciation) on
      investments . . . . . . . . . . . . . . . . . .           (2,084)         5,116
                                                               -------        -------
        Net increase in net assets resulting from
          operations  . . . . . . . . . . . . . . . .           10,709         14,802
                                                               -------        -------

Distributions to shareholders . . . . . . . . . . . .           (7,685)        (5,621)
                                                               -------        -------


Capital share transactions:

  Net (increase) decrease in notes receivable from
    sale of common stock . . . . . . . . . . . . . . .            (675)           252

  Issuance of common shares upon the exercise of stock
    options  . . . . . . . . . . . . . . . . . . . . .           1,379             99

  Issuance of common shares in lieu of cash
    distributions  . . . . . . . . . . . . . . . . . .           3,130             -
                                                               -------        -------

      Net increase in net assets resulting from
        capital share transactions . . . . . . . . . .           3,834            351
                                                               -------        -------


Net increase in net assets  . . . . . . . . . . . . .            6,858          9,532


Net assets at beginning of period . . . . . . . . . .          101,981         97,475
                                                               -------        -------


Net assets at end of period . . . . . . . . . . . . .         $108,839       $107,007
                                                               =======        =======


Net asset value per share . . . . . . . . . . . . . .         $  14.77       $  15.41
                                                               =======        =======


Shares outstanding at end of period . . . . . . . . .            7,367          6,945
                                                               =======        =======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                        For the Nine Months Ended
                                                              September 30,
                                                              ------------

                                                           1996            1995
                                                           ----            ----
Cash Flows From Operating Activities:

  Net increase in net assets resulting from
    operations  . . . . . . . . . . . . . . . . .         $10,709        $14,802

  Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:

     Net unrealized (appreciation) depreciation
       on investments   . . . . . . . . . . . . .           2,084         (5,116)

     Net realized gain on investments . . . . . .          (6,141)        (3,193)

     Amortization of loan discounts and fees  . .          (1,237)          (648)

  Changes in assets and liabilities:

     Other assets . . . . . . . . . . . . . . . .              84            359

     Investment advisory fee payable  . . . . . .              (5)            11

     Other liabilities  . . . . . . . . . . . . .            (898)          (434)
                                                           ------        -------
        Net cash provided by operating
          activities  . . . . . . . . . . . . . .           4,596          5,781

Cash Flows From Investing Activities:

     Investments in small business concerns . . .         (17,383)       (21,831)

     Collections from loans and debt securities
       and other investment assets  . . . . . . .          16,175         26,320

     Net proceeds from sale of equity
       securities . . . . . . . . . . . . . . . .           7,801          2,785

     Net purchase of U.S. government
       securities . . . . . . . . . . . . . . . .               -            748

     Collections from notes receivable from sale
      of common stock . . . . . . . . . . . . . .             325            352
                                                           ------         ------

        Net cash provided by investing
          activities  . . . . . . . . . . . . . .           6,918          8,374
                                                           ------         ------

Cash Flows From Financing Activities:

     Issuance of common shares  . . . . . . . . .             479              -

     Dividends and distributions paid . . . . . .          (7,958)        (7,980)
                                                           ------         ------
        Net cash used in financing activities . .          (7,479)        (7,980)
                                                           ------         ------

Net increase in cash and cash equivalents . . . .           4,035          6,175

Cash and cash equivalents, beginning of
  period  . . . . . . . . . . . . . . . . . . . .           6,227         11,591
                                                           ------         ------

Cash and cash equivalents, end of period  . . . .         $10,262        $17,766
                                                           ======         ======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 1. GENERAL

        In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Corporation II and subsidiaries (the Company) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1996 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1995 financial statements in order to conform to the 1996 presentation.

NOTE 2. DISTRIBUTIONS

        The Company's board of directors declared a third quarter dividend equivalent to $0.38 per share payable on September 30, 1996 to shareholders of record as of September 13, 1996. In connection with this dividend, the Company paid cash of $1,999,000 and distributed new shares of common stock to participants in the dividend reinvestment plan with a value of $785,000 for a total dividend of $2,784,000. The Company's board of directors have declared dividends equivalent to $1.06 per share for the nine months ended September 30, 1996. In connection with these dividends, the Company paid cash of $5,513,000 and distributed new shares of common stock to participants in the dividend reinvestment plan with a value of $2,172,000 for a total dividend of $7,685,000.

NOTE 3. COMMITMENTS

        The Company had loan commitments outstanding equal to $3,376,000 at September 30, 1996 to invest in various existing and prospective portfolio companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS

        For the Third Quarter Ended September 30, 1996 and 1995.

        The net increase in net assets resulting from operations for the quarter ended September 30, 1996 was $2.5 million, a decrease of 59% compared to the net increase in net assets resulting from operations for the quarter ended September 30, 1995 of $6.2 million. Earnings were $0.34 per share for the third quarter of 1996 as compared to $0.89 per share for the same quarter in 1995.

        Net investment income decreased 11% to $2.1 million for the quarter ended September 30, 1996 from $2.4 million for the quarter ended September 30, 1995. Total investment income decreased 12% in the third quarter of 1996 as compared to the same quarter of 1995. While the Company's investments in loans and debt securities that earn a current return at September 30, 1996 increased as compared to September 30, 1995, the third quarter of 1995 included income that did not recur in the same quarter of 1996. In the quarter ended September 30, 1995, other investment income included a prepayment penalty on the early payoff of a debt totaling $270,000, the recovery of litigation costs from prior periods of $99,000, and income from an equity participation in one portfolio company of $113,000.

        Total expenses decreased 14% to $666,000 for the quarter ended September 30, 1996 from $776,000 for the comparable period last year. The Company's investment advisory fee increased 7% to $634,000 for the quarter ended September 30, 1996 as compared to $591,000 in the previous comparable period. While total assets of $109.7 million at September 30, 1996 were 1% higher than $108.7 million at September 30, 1995, cash and cash equivalents at September 30, 1996 were $7.5 million lower than the prior year. A lower fee is paid on cash and cash equivalents, as compared to the fee paid on assets invested in small business concerns. Legal and accounting fees decreased to $7,000 for the three months ended September 30, 1996 from $96,000 for the three months ended September 30, 1995. This is due to the decreased legal cost of various corporate and portfolio company matters in 1996. One lawsuit which was pending against the Company related to a portfolio company was settled in early 1995. Other operating expenses decreased 72% for the third quarter of 1996 as compared to the third quarter of 1995.

        Net realized gains on investments were $684,000 for the quarter ended September 30, 1996, as the Company successfully liquidated certain equity investments in the portfolio and received early payoffs of outstanding loans in its portfolio. Net realized gains on investments were $3.1 million for the third quarter of 1995. Net gains are realized when the Company sells or otherwise liquidates its investments, and as a result may vary significantly from quarter to quarter.

        Net unrealized depreciation on investments for the three months ended September 30, 1996 was $260,000 as compared to net unrealized appreciation on investments of $732,000 for the three months ended September 30, 1995. The Company sold two portfolio investments during the third quarter that had net unrealized depreciation at June 30, 1996 of $352,000. When the investments were sold, net unrealized depreciation was reduced by $352,000 and the actual net loss realized on these investments was included in net realized gain on investments. The remaining net unrealized depreciation of $612,000 for the third quarter of 1996 is due to the net decrease in the value of the Company's investments.

        For the Nine Months Ended September 30, 1996 and 1995.

        Net increase in net assets resulting from operations was $10.7 million, or $1.47 per share, for the nine months ended September 30, 1996, compared to $14.8 million, or $2.13 per share, for the same period in 1995. Net investment income and net realized gains for the nine months ended September 30, 1996 increased 2% and 92%, respectively, over the comparable nine month period of the prior year. These increases, however, were offset by a significant decline in the net unrealized appreciation in the investment portfolio of 140.7%.

        During the nine months ended September 30, 1996, the Company realized net gains on the sale of investments which had net unrealized appreciation totaling $3.0 million, or $0.41 per share, that had been previously recognized into net income as net unrealized appreciation. Thus, upon the realization of these gains, the year-to-date 1996 net increase in net assets resulting from operations reflects an offsetting decrease in net unrealized appreciation for the same amount. As investments in the portfolio appreciate or depreciate, the increase or decrease in value is recognized into net income as the change in net unrealized appreciation. When gains or losses are realized upon the disposition of an investment, the effect on net income is computed by reducing or increasing net income by an amount equal to any net unrealized appreciation or depreciation on the investment recognized in prior periods, and increasing or decreasing net income by the amount of the recognized gain or loss.

        LIQUIDITY AND CAPITAL RESOURCES

        Total assets increased $2.5 million to $109.7 million as of September 30, 1996 from $107.2 million as of December 31, 1995. Total investments as of September 30, 1996 decreased $1.4 million from December 31, 1995 as total repayments and changes in investment valuations during the first nine months of 1996 were greater than new investments to small businesses of $17.4 million. Cash and cash equivalents increased to $10.3 million as of September 30, 1996 from $6.2 million at December 31, 1995 due to principal repayments on loans and debt securities and proceeds received from investment dispositions.

        The Company believes that it has adequate capital to continue to satisfy its operating needs, commitments and other future investment opportunities that may arise over the next year.

        PORTFOLIO CHANGES

        For the nine months ended September 30, 1996, overall the Company's portfolio depreciated by $2.1 million due to the sale of certain investments which resulted in realized gains (losses), changes in investment values from the change in market prices for public equity investments, and changes in value of certain private investments.

        The disposition of certain portfolio investments resulted in unrealized appreciation (depreciation) and the recognition of realized gains (losses) during the nine months ended September 30, 1996 as follows:

                                                                  Unrealized          Realized
                                                                Appreciation              Gain
                                                              (Depreciation)            (Loss)
                                                              --------------       -----------
                 Garden Ridge Corporation (stock) *             $(1,190,000)       $1,349,000
                 Garden Ridge Corporation (warrants)             (1,703,000)        3,060,000
                 June Broadcasting, Inc.                         (1,530,000)        1,714,000
                 Labor Ready, Inc. *                               (181,000)        1,474,000
                 SunStates Refrigerated Services, Inc. *            579,000          (579,000)
                 SunStates Refrigerated Services, Inc. **         1,006,000        (1,029,000)
                 Other                                               10,000           152,000

                 *  Sale of certain stock only.
                 ** Sale of certain loans only.

        The Company's public equity investments which appreciated (depreciated) in value during the nine months ended September 30, 1996 were:

                                                                      Unrealized
                                                                    Appreciation
                                                                  (Depreciation)
                                                                  --------------
                 Allied Waste Industries, Inc.                       $1,224,000
                 Au Bon Pain                                           (118,000)
                 Garden Ridge Corporation                               354,000
                 Labor Ready, Inc.                                      944,000
                 Montgomery Tank Lines                                   96,000
                 Nobel Education Dynamics, Inc.                       1,259,000
                 Quality Software Products Holdings, PLC               (240,000)

        In addition, the Company's investments in the following private companies also had unrealized depreciation during the nine months ended September 30, 1996: Enviroplan, Inc. - $926,000; SunStates Refrigerated Services, Inc. - $848,000; and Williams Brothers Lumber Company - $683,000. The remaining investment portfolio had net unrealized depreciation during the nine months ended September 30, 1996 of $137,000.

        Statements included in this filing concerning the Company's future prospects are "forward looking statements" under the Federal securities laws. There can be no assurance that future results will be achieved and actual results could differ materially from forecasts and estimates. Important factors that could cause actual results to differ materially are included but are not limited to those listed in the Company's quarterly reports as filed on Form 10-Q and annual report as filed on Form 10-K.

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

        None.

Item 5. OTHER INFORMATION

        None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  List of Exhibits

        11  Statement of Computation of Earnings Per Share

        (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                ALLIED CAPITAL CORPORATION II
                                -----------------------------
                                      (Registrant)



                                /s/ Jon A. DeLuca
                                ----------------------------------
Date: November  13, 1996        Jon A. DeLuca
      ------------------        Executive Vice President and
                                Chief Financial Officer