Form 10-K
period 1996-12-31
ALLIED CAPITAL CORP II
filed 1997-03-28
CIK 850426

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-K

                                   --------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-18016

                         ALLIED CAPITAL CORPORATION II
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                                   --------

                MARYLAND                                    52-1628801
      (STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
           OF INCORPORATION)                           IDENTIFICATION NO.)

   C/O ALLIED CAPITAL ADVISERS, INC.
     1666 K STREET, NW, NINTH FLOOR
            WASHINGTON, D.C.                                  20006
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (202) 331-1112

                                   --------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the registrant's common stock held other than by directors and officers of the registrant and officers of its investment adviser as of March 19, 1997 was approximately $151,980,013 based upon the average bid and asked price for the registrant's common stock on that date. As of March 19, 1997 there were 7,604,016 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Parts II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 1997 are incorporated by reference into Part III of this Report.

===============================================================================

                                     PART I


ITEM 1.   BUSINESS.

         Allied Capital Corporation II (the "Company") was incorporated in Maryland in 1989. The Company is a closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has two active wholly owned subsidiaries, Allied Investment Corporation II ("Allied Investment II") and Allied Financial Corporation II ("Allied Financial II"). Allied Investment II and Allied Financial II are Maryland corporations that are registered under the 1940 Act as closed-end management investment companies. Allied Investment II is licensed by the U.S. Small Business Administration (the "SBA") as a small business investment company under Section 301(C) of the Small Business Investment Act of 1958, as amended ("SBIC") and Allied Financial II is licensed by the SBA as a specialized small business investment company under Section 301(d) of the Small Business Investment Act of 1958, as amended ("SSBIC"). Allied Capital Advisers, Inc. ("Advisers") serves as the investment adviser of the Company under an investment advisory agreement.

         The Company seeks to provide current income and long-term growth in the value of its net assets by providing debt, mezzanine, and equity financing primarily for small, privately owned companies. The Company invests primarily in and lends primarily to small businesses, both directly and through its wholly owned subsidiaries (unless otherwise indicated, all further references herein to investments made by the Company include those made by its subsidiaries). The investments made by the Company include providing financing for growth, for leveraged buyouts of such companies, for note purchases and loan restructurings, and for special situations, such as acquisitions, buyouts, recapitalizations, and bridge financing of such companies.

         The Company's investments generally take the form of loans with equity features, such as warrants or conversion privileges, that entitle the Company to acquire a portion of the equity in the entity in which the investment is made. The typical maturity of such a loan made by the Company is seven years, with interest-only payments in the early years and payments of both principal and interest in the later years, although loan maturities and principal amortization schedules vary. The Company also makes senior loans without equity features. Loans generally bear interest at a fixed rate that the Company believes is competitive in the venture capital marketplace. Current income is derived primarily from interest earned on the loan element of the Company's investments. Generally, long-term growth in net asset value and realized capital gains, if any, from portfolio companies are achieved through the equity obtained as a result of the Company's growth financing and leveraged buyout activity. The Company seeks to structure its investments so that approximately one-half of the potential return is earned in the form of monthly or quarterly interest payments and the balance is derived from capital gains. The Company's investments may be secured by the assets of the entity in which the investment is made, which collateral interests may be subordinated in certain instances to institutional lenders, such as banks. The Company makes available significant managerial assistance to its portfolio companies. Pending investment of its assets, the Company's funds are generally invested in repurchase agreements fully collateralized by U.S. government securities.

         The Company usually invests in privately held companies or small public companies that are thinly traded and generally lack access to capital. These companies generally have been in business for at least one year, have a commercially proven product or service, and seek capital to finance expansion or ownership changes. The Company generally requires that the companies in which it invests demonstrate sales growth, positive cash flow, and profitability, although turnaround situations are also considered. The Company invests in businesses operating in a variety of different industries, such as broadcasting, manufacturing, environmental technologies, wholesale distribution, and retail operations. The Company emphasizes the quality of management of the companies in which it invests, and seeks experienced entrepreneurs with a management track record, relevant industry experience, and high integrity.




The Company's Operation as a BDC

         As a BDC, the Company may not acquire any investment assets other than "Qualifying Assets" unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of the Company's total investment assets (the "70% test"). The principal categories of Qualifying Assets relevant to the business of the Company are the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, an affiliated person of the issuer, or any other person (subject to Securities and Exchange Commission rule-making), provided the issuer is an eligible portfolio company. An eligible portfolio company is defined to include any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than an SBIC wholly owned by the BDC (the Company's investments in and advances to Allied Investment II and Allied Financial II are Qualifying Assets) and (C) either (I) does not have any class of publicly traded securities with respect to which a broker may extend margin credit or (ii) is controlled by the BDC.

(2) Securities received in exchange for or distributed with respect to securities described in (1) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

(3) Cash, cash items, government securities, or high quality debt securities (within the meaning of the 1940 Act) maturing in one year or less from the time of investment.

         In addition, to treat securities described in (1) and (2) above as Qualifying Assets for the purpose of the 70% test, a BDC must make available to the issuer of those securities significant managerial assistance. Making available significant managerial assistance means, among other things, (i) any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company or (ii) in the case of an SBIC, making loans to a portfolio company. The Company makes available managerial assistance to its portfolio companies through the Company's directors and officers, who are employees of Advisers, the Company's investment adviser. Each portfolio company is assigned for monitoring purposes to an investment officer and its principals are contacted and counseled if the portfolio company appears to be encountering business or financial difficulties. The Company also provides managerial assistance on a continuing basis to any portfolio company that requests it, whether or not difficulties are perceived. The Company's officers and directors are experienced in providing managerial assistance to small businesses.

         The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of the Company. Since the Company made its BDC election, it has not in practice made any substantial change in its structure or, on a consolidated basis, in the nature of its business. As a BDC, the Company is entitled to borrow money and issue senior securities representing indebtedness as long as its senior securities representing indebtedness have asset coverage of at least 200%. This limitation is not applicable to classes of senior securities representing indebtedness of the Company's SBIC and SSBIC subsidiaries.

Co-Investment with Allied Capital Corporation, Allied Venture Partnership and Allied Technology Partnership

         In accordance with the conditions of exemptive orders of the Securities and Exchange Commission (the "Commission") permitting co-investments (the "Co-investment Guidelines"), most of the Company's acquisitions and dispositions of investments are made in participation with Allied Capital Corporation ("Allied I"). In the past, the Company also acquired certain investments in participation with Allied Venture Partnership ("Allied Venture") and Allied Technology Partnership ("Allied Technology"), both private venture capital partnerships managed by Advisers, neither of which is now making new investments. Allied I is a closed-end management investment company that has elected to be regulated as a BDC and for which Advisers serves as its investment adviser. At December 31, 1996, Allied I had total consolidated assets of $165,751,000, compared to the Company's total consolidated assets of $106,908,000 at that date.

         The Co-investment Guidelines generally provide that the Company and its wholly owned subsidiaries must be offered the opportunity to invest in any investment, other than in interim investments or marketable securities, that would be suitable for Allied I or its wholly owned subsidiaries and the Company to the extent proportionate to the companies' respective consolidated total assets. Securities purchased by the Company or its wholly owned subsidiaries in a coinvestment transaction with any of Allied I or its wholly owned subsidiaries, Allied Venture or Allied Technology, will consist of the same class of securities, will have the same registration rights, if any, and other rights related thereto, and will be purchased for the same unit consideration. Any such co-investment transaction must be approved by the

Company's Board of Directors, including a majority of its independent directors. The Company will not make any investment in the securities of any issuers in which Allied I, Allied Venture or Allied Technology, but not the Company, has previously invested. The Co-investment Guidelines also provide that the Company will have the opportunity to dispose of any securities in which the Company or its wholly owned subsidiaries and any of Allied I or its wholly owned subsidiaries, Allied Venture or Allied Technology, have invested in proportion to their respective holdings of such securities, and that, in any such disposition, the Company will be required to bear no more than its proportionate share of the transaction costs.

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

         As an SBIC, Allied Investment II currently has the opportunity to sell to the SBA subordinated debentures with a maturity of up to ten years up to an aggregate principal amount determined by a formula which applies a multiple to its private capital, but not in excess of $90 million (the "$90 million limit"). The $90 million limit generally applies to all financial assistance provided by the SBA to any licensee and its "associates," as that term is defined in SBA regulations. For this purpose, Allied Investment II and Allied Financial II would be deemed to be "associates" of one another and both may be deemed to be "associates" of Allied Investment Corporation ("Allied Investment") and Allied Capital Financial Corporation ("Allied Financial"), which are SBIC and SSBIC subsidiaries of Allied I. As of December 31, 1996, Allied Investment and Allied Financial had sold debentures and preferred stock to the SBA in the aggregate principal amount of $68,300,000; as a result, the combined ability of Allied Investment II, Allied Financial II, Allied Investment and Allied Financial to apply for additional leverage from the SBA may be limited to $21,700,000 due to the $90 million limit. The Company is unable to predict the SBA's ability to meet demands for leverage on an ongoing basis, as such funding may be affected if Congress reduces appropriations for the SBA, which may compel the SBA to allocate leverage or to reduce the current limits on available leverage. Therefore, there is no guaranty that Allied Investment II or Allied Financial II will be able to obtain SBA leverage.

         Allied Investment II provides managerial assistance to its portfolio companies by arranging syndicated financing, advising on major business decisions, furnishing one of its executives to serve as a director or otherwise participating in board meetings and assisting portfolio companies when they are having operating difficulties.

Allied Financial II

         Allied Financial II, as an SSBIC, operates as a small business investment company specializing in the financing of small businesses controlled by socially or economically disadvantaged persons. To determine whether the owners of a small business are socially or economically disadvantaged, the SBA relies on a composite of factors. Business owners who are members of the following groups, among others, are considered socially disadvantaged: African Americans, Hispanic Americans, Native Americans and Asian Pacific Americans. In determining whether the owners of a small business are economically disadvantaged, consideration may be given to factors such as levels of income, location (for instance, urban ghettos, depressed rural areas and areas of high unemployment or underemployment), education level, physical or other special handicap, inability to compete in the marketplace because of prevailing or past restrictive practices or Vietnam-era service in the armed forces, or any other factors that may have contributed to disadvantaged conditions.

         Allied Financial II provides managerial assistance to its portfolio companies by arranging syndicated financing, advising on major business decisions, furnishing one of its executives to serve as a director or otherwise participating in board meetings and assisting portfolio companies when they are having operating difficulties. Prior to September 1996, when Allied Financial II received its SSBIC license, the investment activity of Allied Financial II was minimal. Total assets of Allied Financial II at December 31, 1996 were $3.6 million, of which $2.7 million was invested in cash and cash equivalents.

Competition

         A large number of entities and individuals compete for the opportunity to make the kinds of investments made by the Company. Many of these entities and individuals have greater financial resources than the combined resources of the Company. As a result of this competition, the Company may from time to time be precluded from making otherwise attractive investments on terms considered to be prudent in light of the risks to be assumed.

Investment Adviser

         Advisers is the investment adviser of the Company pursuant to an investment advisory agreement. The advisory agreement will remain in effect from year to year as long as its continuance is approved at least annually by the Board of Directors, including a majority of the disinterested directors, or by the "vote of a majority of the outstanding voting securities" (as defined in the 1940 Act) of the Company. The advisory agreement may, however, be terminated at any time on (60) sixty days' notice, without the payment of any penalty, by the Board of Directors or by "vote of a majority of the Company's outstanding voting securities," and will terminate automatically in the event of its assignment.

         Under the agreement, Advisers manages the investments of the Company, subject to the supervision and control of the Board of Directors. Specifically, Advisers identifies, evaluates, structures, closes and monitors the investments made by the Company. The Company will not make any investments that have not been recommended by Advisers as long as the advisory agreement remains in effect. Advisers has the authority to effect acquisitions and dispositions for the Company's account, subject to approval by the Company's Board of Directors.

         The advisory agreement provides that the Company will pay all of its own operating expenses, except those specifically required to be borne by Advisers. The expenses paid by Advisers include the compensation of its officers and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses that are paid by the Company include the Company's share of transaction costs incident to the acquisition and disposition of investments, legal and accounting fees, the fees and expenses of the Company's independent directors and the fees of its officer-directors, the costs of printing and mailing proxy statements and reports to stockholders, costs associated with promoting the Company's stock, and the fees and expenses of the Company's custodian and transfer agent. The Company is also required to pay expenses associated with litigation and other extraordinary or non-recurring expenses, as well as expenses of required and optional insurance and bonding. All fees paid by or for the account of an actual or prospective portfolio company in connection with an investment transaction in which the Company participates are treated as commitment fees or management fees and are received by the Company, pro rata to its participation in such transaction, rather than by Advisers. Advisers is entitled to retain for its own account any fees paid by or for the account of any company, including a portfolio company, for special investment banking or consulting work performed for that company which is not related to such investment transaction or management assistance. Advisers will report to the Board of Directors not less often than quarterly all fees received by Advisers from any source whatever and whether, in its opinion, any such fee is one that Advisers is entitled to retain under the provisions of the advisory agreement. In the event that any member of the Board of Directors should disagree, the matter will be conclusively resolved by a majority of the Board of Directors, including a majority of the independent directors.

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

         The fee to Advisers is substantially higher than that paid by most investment companies because of the efforts and resources devoted by Advisers to identifying, evaluating, structuring, closing, and monitoring the types of private investments in which the Company specializes. The rate of compensation paid by the Company to Advisers is substantially the same as that paid by Allied I. The Company also understands that the fee to Advisers provided for by the advisory agreement is not in excess of that frequently paid by private investment funds engaged in similar types of investments. Such private funds also typically allocate to management a substantial participation in profits.

Change of Chairman and Chief Executive Officer

         After 22 years with the Allied Capital companies, David Gladstone stepped down as Chairman and Chief Executive Officer of the Company in early 1997, and the Board appointed William L. Walton to be the Company's new Chairman and Chief Executive Officer. Mr. Gladstone also resigned as a director on March 19, 1997 and will not stand for election to the board of directors. Mr. Walton has been affiliated with the Allied Capital companies for more than ten years, both as a director of Advisers and as a past director of Allied Capital Corporation. Mr. Walton's extensive experience in the investment industry combined with his performance as an entrepreneur provide an excellent mix of talent for the Company. He previously served as Managing Director of New York-based Butler Capital Corporation and was the personal venture capital advisor for William S. Paley, founder and Chairman of CBS. More recently, Mr. Walton founded two private companies dedicated to improving education for children with a focus on reading and languages. Mr. Walton has been a commercial banker, an investment banker with Lehman Brothers Kuhn Loeb, a private investor and an entrepreneur, and throughout his career has been involved in the growth and finance of small business.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages and positions of the executive officers of the Company as of March 1, 1997, as well as certain other information with respect to those persons:

                                                    Positions Currently                        Principal Occupations
Name                                  Age           Held with the Company                      During Past Five Years
----                                  ---           ---------------------                      ----------------------
William L. Walton                      47           Chairman of the Board,          Employed by Advisers since 1997;
                                                    Chief Executive Officer         Chairman and Chief Executive Officer of
                                                    and President                   Allied I, Allied Capital Commercial
                                                                                    Corporation ("Allied Commercial"),
                                                                                    Allied Capital Lending Corporation
                                                                                    ("Allied Lending") and Advisers;
                                                                                    Manager of Allied Capital Midwest LLC
                                                                                    ("Allied Midwest"); Chief Executive
                                                                                    Officer of Success Lab, Inc. (children's
                                                                                    educational services) from 1993 to 1996;
                                                                                    Chief Executive Officer of Language
                                                                                    Odyssey (educational publishing and
                                                                                    services) from 1992 to 1996; and
                                                                                    Managing Director of Butler Capital
                                                                                    Corporation from 1987 to 1991.

G. Cabell Williams III                42            Executive Vice President        Employed by Advisers since 1981;
                                                                                    President and Chief Operating Officer of
                                                                                    Allied I; Executive Vice President of
                                                                                    Allied Commercial, Allied Lending,
                                                                                    Business Mortgage Investors, Inc.
                                                                                    ("BMI"), Allied Midwest and Advisers.

Joan M. Sweeney                       37            Executive Vice President        Employed by Advisers since 1993;
                                                                                    President and Chief Operating Officer of
                                                                                    Advisers; Executive Vice President of
                                                                                    Allied I, Allied Commercial, Allied
                                                                                    Lending, BMI, Allied Capital Mortgage,
                                                                                    LLC ("Allied Mortgage") and Allied
                                                                                    Midwest; Senior Manager at Ernst &
                                                                                    Young from 1990 to 1993.

Jon A. DeLuca                        34             Executive Vice President,       Employed by Advisers since 1994.
                                                    Treasurer and Chief             Executive Vice President, Treasurer and
                                                    Financial Officer               Chief Financial Officer of Allied I, Allied
                                                                                    Commercial, Allied Lending, BMI,
                                                                                    Allied Mortgage, Allied Midwest and
                                                                                    Advisers; Manager of Entrepreneurial
                                                                                    Services at Coopers & Lybrand from
                                                                                    1986 to 1994.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Information in response to this Item is incorporated by reference to the "Shareholder Information" and "Quarterly Stock Price and Distributions to Shareholders" sections of, and to Notes 4 and 6 of the Notes to Consolidated Financial Statements contained in, the Company's Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual Report").

ITEM 6.   SELECTED FINANCIAL DATA.

         Information in response to this Item is incorporated by reference to the table in the "Consolidated Comparison of Financial Highlights" section of the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Information in response to this Item is incorporated by reference to the "Management's Discussion and Analysis" section of the 1996 Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, notes thereto and Report of Independent Accountants thereon contained in the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the "Election of Directors" section and the subsection captioned "Compliance with Reporting Requirements of Section 16(a) of the Securities Exchange Act of 1934" of the Company's definitive proxy statement in connection with its 1997 Annual Meeting of Stockholders, scheduled to be held on May 2, 1997 (the "1997 Proxy Statement"). Information in response to this Item also is included under the caption "Executive Officers of the Registrant" included in Part I of this Report.

ITEM 11.   EXECUTIVE COMPENSATION.

         Information in response to this Item is incorporated by reference to the subsections captioned "Compensation of Executive Officers and Directors," "Incentive Stock Options" and "Compensation of Directors" of the 1997 Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information in response to this Item is incorporated by reference to the subsection captioned "Beneficial Ownership of Common Stock" of the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information in response to this Item is incorporated by reference to the section captioned "Certain Transactions" of the 1997 Proxy Statement.

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this Report:

      1. A. The following financial statements are incorporated by reference to the 1996 Annual Report:

           Consolidated Balance Sheet at December 31, 1996 and 1995. Consolidated Statement of Operations for the years ended December 31, 1996, 1995 and 1994.
           Consolidated Statement of Changes in Net Assets for the years ended December 31, 1996, 1995 and 1994.
           Consolidated Statement of Cash Flows for the years ended
           December 31, 1996, 1995 and 1994.
           Consolidated Statement of Loans and Investments as of December 31, 1996.
           Notes to Consolidated Financial Statements.

           B. The Report of Independent Accountants with respect to the financial statements listed in A. above is incorporated by reference to the 1996 Annual Report.

      2. No financial statement schedules of the Company are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

      3. The following exhibits are filed herewith or incorporated by reference as set forth below:


Exhibit
Number               Description
------               -----------

3(i)*                Articles of Incorporation

3(ii)*               By-Laws

4.1 Instruments defining rights of security holders -- See Exhibits 3(i) and 3(ii).

10.1(1) Amended and Restated Credit Agreement by and between the Company and NationsBank, N.A., dated September 28, 1995.

10.2* Investment Advisory Agreement between the Company and Allied Capital Advisers, Inc., dated May 11, 1995.

10.3*                Dividend Reinvestment Plan

10.4*                Stock Option Plan

11*                  Statement regarding computation of per share earnings.

13*                  Excerpts from the 1996 Annual Report to Shareholders

21 Subsidiaries of the Company and jurisdiction of incorporation:

                          Allied Investment Corporation II           Maryland
                          Allied Financial Corporation II            Maryland

23* Consents of Matthews, Carter and Boyce, independent accountants.

27*                  Financial Data Schedule

28* Financial statements as of and for the year ended December 31, 1996 of Allied Investment Corporation II and Allied Financial Corporation II in the form filed with the U.S. Small Business Administration.

--------------------


*     Filed herewith.

(1) Incorporated by reference to an exhibit of the same name filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.



(b)   Reports on Form 8-K.

           The Company filed a Form 8-K disclosing the resignation of William
           F. Dunbar as a director on November 20, 1996.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.


                             /s/ WILLIAM L. WALTON
                             --------------------------------------------------
                             William L. Walton
                             Chairman of the Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                                 Title
Signature                                      (Capacity)                                Date
---------                                      ----------                                ----
/s/   WILLIAM L. WALTON                        Chairman, Chief Executive                 March 27, 1997
-------------------------------                Officer and President
William L. Walton                              (Principal Executive Officer)



/s/ GEORGE C. WILLIAMS                         Director                                  March 27, 1997
-------------------------------
George C. Williams


/s/ LAWRENCE I. HEBERT                         Director                                  March 27, 1997
-------------------------------
Lawrence I. Hebert


/s/ JOHN D. REILLY                             Director                                  March 27, 1997
-------------------------------
John D. Reilly


/s/ SMITH T. WOOD                              Director                                  March 27, 1997
-------------------------------
Smith T. Wood


/s/ JOHN I. LEAHY                              Director                                  March 27, 1997
-------------------------------
John I. Leahy


/s/ JOHN D. FIRESTONE                          Director                                  March 27, 1997
-------------------------------
John D. Firestone


/s/ JON A. DELUCA                              Executive Vice President,                 March 27, 1997
-------------------------------                Treasurer and Chief Financial
Jon A. DeLuca                                  Officer (Principal Financial
                                               and Accounting Officer)


                                 EXHIBIT INDEX

Exhibit
Number          Description
------          -----------

3(i)            Articles of Incorporation

3(ii)           By-Laws

10.2 Investment Advisory Agreement between the Company and Allied Capital Advisers, Inc., dated May 11, 1995.

10.3            Dividend Reinvestment Plan

10.4            Stock Option Plan

11              Statement regarding computation of per share earnings.

13              Excerpts from the 1996 Annual Report to Shareholders

23 Consents of Matthews, Carter and Boyce, independent accountants.

27              Financial Data Schedule

28 Financial statements as of and for the year ended December 31, 1996 of Allied Investment Corporation II and Allied Financial Corporation II in the form filed with the U.S. Small Business Administration.