Form 10-Q
period 1997-03-31
ALLIED CAPITAL CORP II
filed 1997-05-15
CIK 850426

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

             Quarterly report pursuant to section 13 or 15(d) of
                     the Securities Exchange Act of 1934


For the quarterly period                     Commission file number:
ended MARCH 31, 1997                                 0-18016
      --------------                         -----------------------


                        ALLIED CAPITAL CORPORATION II
            ------------------------------------------------------
            (exact name of Registrant as specified in its charter)


       MARYLAND                                  52-1628801
-----------------------                  -----------------------
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

On May 12, 1997 there were 7,604,016 shares outstanding of the Registrant's common stock, $1 par value.

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                                FORM 10-Q INDEX


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
             Consolidated Balance Sheet as of March 31, 1997
             and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

             Consolidated Statement of Operations - For the Three Months Ended
             March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

             Consolidated Statement of Changes in Net Assets - For the Three Months
             Ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

             Consolidated Statement of Cash Flows - For the Three Months Ended
             March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

             Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7


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

                         Part I - Financial Statements

Item 1. Financial Statements

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)

                                                                                             March 31, 1997        December 31, 1996
                                                                                             --------------        -----------------
                                                                                                (unaudited)
 Assets
 Investments at value:
   Loans and debt securities (cost: 1997 - $79,102; 1996 - $80,859)  . . . . . . .              $ 73,016                 $ 74,505
   Equity securities (cost: 1997 - $5,652; 1996 - $5,956)  . . . . . . . . . . . .                 9,013                   11,613
   Other investment assets (cost: 1997 - $180; 1996 - $196)  . . . . . . . . . . .                   132                      148
                                                                                                --------                 --------
          Total investments  . . . . . . . . . . . . . . . . . . . . . . . . . . .                82,161                   86,266
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .                24,489                   18,525
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,027                    2,117
                                                                                                --------                 --------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $108,677                 $106,908
                                                                                                ========                 ========
 Liabilities and Shareholders' Equity
 Liabilities:
 Dividends and distributions payable . . . . . . . . . . . . . . . . . . . . . . .              $      -                 $  3,379
 Investment advisory fee payable . . . . . . . . . . . . . . . . . . . . . . . . .                   559                      576
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,862                      115
                                                                                                --------                 --------
          Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 3,421                    4,070
                                                                                                --------                 --------

 Commitments and Contingencies
 Shareholders' Equity:
 Common stock, $1 par value; 20,000,000 shares authorized;
   7,604,016 and 7,550,198 shares issued and outstanding at
   3/31/97 and 12/31/96  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 7,604                    7,550
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .               100,498                   99,522
 Notes receivable from sale of common stock  . . . . . . . . . . . . . . . . . . .                (3,762)                  (5,387)
 Net unrealized depreciation on investments  . . . . . . . . . . . . . . . . . . .                (2,773)                    (745)
 Undistributed accumulated earnings  . . . . . . . . . . . . . . . . . . . . . . .                 3,689                    1,898
                                                                                                --------                 --------
           Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . .               105,256                  102,838
                                                                                                --------                 --------
           Total liabilities and shareholders' equity  . . . . . . . . . . . . . .              $108,677                 $106,908
                                                                                                ========                 ========



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)



                                                                                      For the Three Months Ended
                                                                                               March 31,
                                                                                     -----------------------------

                                                                                         1997               1996
                                                                                      ---------          ---------
 Investment income:
   Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $2,636             $3,033
   Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   91                 21
                                                                                         ------            -------
     Total investment income . . . . . . . . . . . . . . . . . . . . . . .                2,727              3,054
                                                                                         ------            -------
 Expenses:
   Investment advisory fee . . . . . . . . . . . . . . . . . . . . . . . .                  559                629
   Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . .                  142                127
                                                                                         ------            -------
     Total expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  701                756
                                                                                         ------            -------

 Net investment income . . . . . . . . . . . . . . . . . . . . . . . . . .                2,026              2,298
 Net realized gains on investments . . . . . . . . . . . . . . . . . . . .                3,035              2,568
                                                                                         ------            -------
 Net investment income before net unrealized
   appreciation (depreciation) on investments  . . . . . . . . . . . . . .                5,061              4,866
 Net unrealized appreciation (depreciation) on
   investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (2,028)             1,083
                                                                                         ------            -------
 Net increase in net assets resulting from operations  . . . . . . . . . .               $3,033             $5,949
                                                                                         ======             ======

 Earnings per share  . . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 0.40             $ 0.83
                                                                                         ======             ======

 Weighted average number of shares and share
   equivalents outstanding . . . . . . . . . . . . . . . . . . . . . . . .                7,674              7,143
                                                                                         ======             ======





       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)
                                  (unaudited)





                                                                                                      For the Three Months
                                                                                                         Ended March 31,
                                                                                                  -----------------------------
                                                                                                      1997              1996
                                                                                                  -----------       -----------
 Increase in net assets resulting from operations:
     Net investment income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   2,026         $   2,298
     Net realized gains on investments . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,035             2,568
     Net unrealized appreciation (depreciation) on investments . . . . . . . . . . . . . . .           (2,028)            1,083
                                                                                                    ---------         ---------
         Net increase in net assets resulting from operations  . . . . . . . . . . . . . . .            3,033             5,949
                                                                                                    ---------         ---------

 Distributions to Shareholders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,270)           (2,360)
                                                                                                    ---------         ---------

 Capital Share Transactions:

     Net decrease in notes receivable from sale of common stock. . . . .                                1,625                17
     Issuance of common stock upon the exercise of stock options. . . . .                                 100                 -
     Issuance of common stock in lieu of cash distributions. . . . . . . . .                              930             1,636
                                                                                                    ---------         ---------
         Net increase in net assets resulting from capital share
            transactions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,655             1,653
                                                                                                    ---------         ---------

 Net increase in net assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,418             5,242

 Net assets at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          102,838           101,981
                                                                                                    ---------         ---------

 Net assets at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 105,256         $ 107,223
                                                                                                    =========         =========

 Net asset value per share. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $   13.84         $   14.90
                                                                                                    =========         =========

 Shares outstanding at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,604             7,198
                                                                                                    =========         =========



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                                            For the Three Months Ended March 31,
                                                                                           -------------------------------------
                                                                                              1997                      1996
                                                                                            ---------                 ---------
 Cash Flows From Operating Activities:
   Net increase in net assets resulting from operations  . . . . . . . . . . .                $ 3,033                   $ 5,949
   Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
      Net unrealized (appreciation) depreciation on investments  . . . . . . .                  2,028                    (1,083)
      Net realized gains on investments  . . . . . . . . . . . . . . . . . . .                 (3,035)                   (2,568)
      Amortization of loan discounts . . . . . . . . . . . . . . . . . . . . .                    (87)                     (135)
      Changes in assets and liabilities:
           Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .                     90                      (158)
           Investment advisory fee . . . . . . . . . . . . . . . . . . . . . .                    (17)                      (10)
           Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .                  2,747                     ( 742)
                                                                                              -------                   -------
               Net cash provided by operating activities . . . . . . . . . . .                  4,759                     1,253
                                                                                              -------                   -------

 Cash Flows From Investing Activities:
      Investments in small business concerns   . . . . . . . . . . . . . . . .                 (2,803)                   (2,000)
      Payments on loans and debt securities and other investment assets  . . .                  4,333                     5,853
      Net proceeds from sale of equity securities  . . . . . . . . . . . . . .                  3,669                     3,133
      Payments on notes receivable from sale of common stock. . . . . . . . .                   1,725                        17
                                                                                              -------                   -------
               Net cash provided by investing activities . . . . . . . . . . .                  6,924                     7,003
                                                                                              -------                   -------
 Cash Flows From Financing Activities:
      Dividends and distributions paid . . . . . . . . . . . . . . . . . . . .                 (5,719)                   (4,119)
                                                                                              -------                   -------
               Net cash used in financing activities . . . . . . . . . . . . .                 (5,719)                   (4,119)
                                                                                              -------                   -------

 Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . .                  5,964                     4,137

 Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . .                 18,525                     6,227
                                                                                              -------                   -------

 Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . .                $24,489                   $10,364
                                                                                              =======                   =======


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

NOTE 1.  GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Corporation II and subsidiaries (the Company) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1997 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1996 financial statements in order to conform to the 1997 presentation.

NOTE 2.  DIVIDENDS

The Company's Board of Directors declared a $0.43 per share first quarter dividend that was paid on March 31, 1997 to shareholders of record as of March 14, 1997. In connection with this dividend, the Company paid cash of $3,270,000. The Company's board of directors also declared an extra distribution in December 1996 of $0.45 per share, which was paid to shareholders on January 31, 1997, for a total distribution for 1996 equal to $1.92 per share.

NOTE 3.  EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128,"Earnings per Share" (SFAS 128). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 modifies the method of calculation of net income per share and also requires a reconciliation between basic and diluted per share amounts. Early adoption of the statement prior to the end of 1997 is not allowed.

The following table (in thousands, except per share data) presents the effect of SFAS 128 on the Company's net income per share as if adopted for current period disclosure.


                                                                  Quarter Ended March 31
                                                                   1997            1996
                                                                   ----            ----
Net income .............................................         $3,033          $5,949
                                                                 ======          ======
Basic average shares outstanding........................          7,583           7,080
                                                                 ======          ======
Basic net income per share..............................         $ 0.40          $ 0.84
                                                                 ======          ======
Effect of dilutive securities:
     Outstanding stock options .........................             91              63
                                                                 ------          ------
Diluted average shares outstanding......................          7,674           7,143
                                                                 ======          ======
Diluted net income per share ...........................         $ 0.40          $ 0.83
                                                                 ======          ======

NOTE 4.  COMMITMENTS AND CONTINGENCIES

Commitments. The Company had loan commitments to invest in various existing and prospective portfolio companies, standby letters of credit and third party guarantees outstanding equal to $4,821,000 at March 31, 1997.


Litigation. The Company is party to certain lawsuits in connection with its business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these proceedings will have a material effect upon the financial condition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

         RESULTS OF OPERATIONS

         Comparison of the Quarter Ended March 31, 1997 to March 31, 1996

         The net increase in net assets resulting from operations for the quarter ended March 31, 1997 was $3.0 million, or $.40 per share, a 49% decrease from the net increase in net assets resulting from operations of $5.9 million, or $0.83 per share, for the quarter ended March 31, 1996. Net investment income combined with net realized gains increased in the first quarter of 1997 to $5.0 million from $4.8 million for the first quarter of 1996, and although realized earnings increased, the effect of valuation changes in the portfolio resulted in a decline in quarterly earnings. During the quarter certain investments in the portfolio with publicly traded securities experienced a softening in their public market prices, and as a result, the company decreased its valuation of these securities. This combined with depreciation resulting from the realization of gains in the portfolio caused net unrealized depreciation of $2 million. Net income per share for the first quarter of 1997 also reflects a 7% increase in the weighted average shares outstanding as compared to the prior comparative period.

         Net investment income decreased 12% to $2.0 million for the first quarter of 1997 from $2.3 million for the same period in 1996. Total investment income decreased 11% in the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The company continues to see increased competition for quality investments in the market place, and is cautiously approaching new investment activity to assure that the portfolio is receiving adequate compensation for new investments, and is accepting appropriate levels of risk. At the same time, favorable market valuations have allowed the Company to exit from several investments. This activity has resulted in a temporary decline in total invested assets.

         Total expenses decreased 7% to $701,000 for the quarter ended March 31, 1997 from $756,000 in the comparable period last year. The Company's investment advisory fee decreased 11% to $559,000 for the quarter ended March 31, 1997 from $629,000 in the previous comparable period. This decrease is the result of a change in the mix in total assets of $108.7 million at March 31, 1997. While total assets remained relatively steady, cash and cash equivalents were $14.1 million higher as of March 31, 1997. A fee of 0.5% per annum is paid on cash and cash equivalents, as compared to 2.5% per annum on assets invested in small business concerns. Therefore, a higher percentage of cash and cash equivalents to total assets at March 31, 1997 results in a lower advisory fee. Other operating expenses increased $15,000 for the first quarter of 1997 as compared to the first quarter of 1996 primarily due to timing of recognition of miscellaneous expenses.

         Net realized gains on investments were $3.0 million for the quarter ended March 31, 1997 due to continued investment exit activity. Net realized gains on investments were $2.6 million for the first quarter of 1996. Net gains are realized when the Company sells or otherwise liquidates its investments, and as a result may vary significantly from quarter to quarter.

         LIQUIDITY AND CAPITAL RESOURCES

         Total assets increased $1.8 million to $108.7 million as of March 31, 1997 from $106.9 million as of December 31, 1996. Total investments at March 31, 1997 decreased $4.1 million from December 31, 1996 as repayments, sales of equity securities and changes in investment valuations during the first quarter of 1997 were greater than new investments to small businesses of $2.8 million.

         Cash and cash equivalents increased to $24.5 million as of March 31, 1997 from $18.5 million at December 31, 1996 due to principal repayments on loans and debt securities and proceeds received from investment dispositions. The Company also has an available credit facility of $25.0 million.

         Given the balance of cash available at March 31, 1997 and the available credit facility, the Company believes that it has adequate capital to continue to satisfy its operating needs, commitments and other future investment opportunities that may arise throughout 1997.

         PORTFOLIO CHANGES

         For the three months ended March 31, 1997, the Company's portfolio depreciated $2.0 million due to the sale of certain investments which resulted in realized gains (losses), changes in market prices for public equity investments, and changes in value of certain private investments.

         The disposition of certain portfolio investments resulted in unrealized appreciation (depreciation) and the recognition of realized gains (losses) during the three months ended March 31, 1997 as follows:

                                                                     Unrealized              Realized
                                                                   Appreciation                  Gain
                                                                 (Depreciation)                (Loss)
                                                                 --------------                ------
                 Allied Waste Industries, Inc.                     $(1,548,000)            $2,566,000
                 ASW Holdings Corporation                             (276,000)               537,000
                 Enviroplan                                            362,000               (405,000)
                 Montgomery Tank Lines                                (284,000)               336,000

         The Company's public equity investments which appreciated (depreciated) in value during the three months ended March 31, 1997 were:

                                                                       Unrealized
                                                                     Appreciation
                                                                   (Depreciation)
                                                                   --------------
                 Au Bon Pain Co., Inc.                                   19,000
                 Brazos Sportswear, Inc.                                623,000
                 DeVlieg-Bullard, Inc.                                   14,000
                 Esquire Communications, Ltd.                           343,000
                 Garden Ridge Corporation                                61,000
                 Labor Ready, Inc.                                     (745,000)
                 Nobel Education Dynamics, Inc.                        (391,000)
                 The Peerless Group, Inc.                              (287,000)
                 Quality Software Products Holdings, PLC                  3,000
                 Gulf South Medical Supply, Inc.                         79,000

         The remaining depreciation during the three months ended March 31, 1997 was $1,000.

         FACTORS AFFECTING THE COMPANY'S BUSINESS

         Illiquidity. Most of the Company's investments consist of securities acquired directly from the issuers in private transactions. They are usually subject to restrictions on resale or otherwise illiquid. There is usually no established trading market for such securities into which they could be sold. In addition, most of the securities are not eligible for sale to the public without registration which would involve delay and expense.

         Competition. A large number of entities and individuals compete for the opportunity to make the kinds of investments made by the Company. Many of these entities and individuals have greater financial resources than the combined resources of the Company. As a result of this competition, the Company may from time to time be precluded from making otherwise attractive investments on terms considered to be prudent in light of the risks to be assumed.

         Statements included in this report concerning the Company's future prospects are "forward looking statements" under the Federal securities laws. There can be no assurance that future results will be achieved and actual results could differ materially from forecasts and estimates.

                           Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is party to certain lawsuits in connection with its business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these proceedings will have a material effect upon the financial condition of the Company.

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

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  List of Exhibits

              11 Statement of Computation of Earnings Per Share

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

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

                                    ALLIED CAPITAL CORPORATION II
                                    -----------------------------
                                    (Registrant)



                                    /s/ Jon A. DeLuca
                                    ------------------------------------------
Date: May 12, 1997                  Jon A. DeLuca
      ------------                  Executive Vice President, Treasurer and
                                    Chief Financial Officer