Form 10-Q
period 1997-06-30
ALLIED CAPITAL CORP II
filed 1997-08-14
CIK 850426

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

               Quarterly report pursuant to section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarterly period                                                                              Commission file number:
ended JUNE 30, 1997                                                                                           0-18016
      -------------                                                                                   -----------------------


                                            ALLIED CAPITAL CORPORATION II
                                ------------------------------------------------------
                                (exact name of Registrant as specified in its charter)


       MARYLAND                                                                                               52-1628801
-----------------------                                                                               -----------------------
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

On August 8, 1997 there were 7,641,342 shares outstanding of the Registrant's common stock, $1 par value.

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                                FORM 10-Q INDEX


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheet as of June 30, 1997 and December 31, 1996  . . . . . . . . . . . . . . . . . . . . .   1

    Consolidated Statement of Operations - For the Three and Six Months Ended
    June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

    Consolidated Statement of Changes in Net Assets - For the Six Months
    Ended June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

    Consolidated Statement of Cash Flows - For the Six Months Ended
    June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

     Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

  Item 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7


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

                        PART I - Financial Information

Item 1.  Financial Statements


                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)


                                                                                    June 30, 1997     December 31, 1996
                                                                                    -------------     -----------------
                                                                                   (unaudited)
 ASSETS
 Investments at value:
   Loans and debt securities (cost: 1997 - $70,904;  1996 - $80,859) . . . . .         $   64,684            $   74,505
   Equity securities (cost: 1997 - $5,731; 1996 - $5,956)  . . . . . . . . . .             11,044                11,613
   Other investment assets (cost: 1997 - $180; 1996 - $196)  . . . . . . . . .                132                   148
                                                                                        ---------              --------
      Total investments  . . . . . . . . . . . . . . . . . . . . . . . . . . .             75,860                86,266
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .             19,988                18,525
 U.S. government securities  . . . . . . . . . . . . . . . . . . . . . . . . .             10,775                     -
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,657                 2,117
                                                                                        ---------              --------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $108,280              $106,908
                                                                                        =========              ========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Investment advisory fee payable . . . . . . . . . . . . . . . . . . . . . .         $      523            $      576
   Dividends and distributions payable . . . . . . . . . . . . . . . . . . . .                  -                 3,379
   Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                162                   115
                                                                                        ---------              --------
      Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .                685                 4,070
                                                                                        ---------              --------
 Commitments and Contingencies
 Shareholders' Equity:
 Common stock, $1 par value; 20,000,000 shares authorized;
   7,617,349 and 7,550,198 shares issued and outstanding at
   6/30/97 and 12/31/96  . . . . . . . . . . . . . . . . . . . . . . . . . . .              7,617                 7,550
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .            100,685                99,522
 Notes receivable from sale of common stock  . . . . . . . . . . . . . . . . .            (3,713)               (5,387)
 Net unrealized depreciation on investments  . . . . . . . . . . . . . . . . .              (955)                 (745)
 Undistributed accumulated earnings  . . . . . . . . . . . . . . . . . . . . .              3,961                 1,898
                                                                                        ---------              --------
           Total shareholders' equity  . . . . . . . . . . . . . . . . . . . .            107,595               102,838
                                                                                        ---------              --------
           Total liabilities and shareholders' equity  . . . . . . . . . . . .         $  108,280            $  106,908
                                                                                        =========              ========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)



                                                                        For the Three Months Ended   For the Six Months Ended
                                                                        --------------------------   ------------------------
                                                                                 June 30,                     June 30,
                                                                                 --------                     --------
                                                                               1997         1996          1997          1996
                                                                               ----         ----          ----          ----
 Investment income:
   Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 2,712      $ 3,054      $  5,348       $ 6,087
   Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,428           25         1,519            46
                                                                             ------       ------        ------        ------
     Total investment income . . . . . . . . . . . . . . . . . . . . .        4,140        3,079         6,867         6,133
                                                                             ------       ------        ------        ------
 Expenses:
   Investment advisory fee . . . . . . . . . . . . . . . . . . . . . .          523          599         1,082         1,228
   Other operating expenses  . . . . . . . . . . . . . . . . . . . . .          147          250           289           377
                                                                             ------       ------        ------        ------
     Total expenses  . . . . . . . . . . . . . . . . . . . . . . . . .          670          849         1,371         1,605
                                                                             ------       ------        ------        ------

 Net investment income . . . . . . . . . . . . . . . . . . . . . . . .        3,470        2,230         5,496         4,528
 Net realized gains on investments . . . . . . . . . . . . . . . . . .          229        2,889         3,264         5,457
                                                                             ------       ------        ------        ------
 Net investment income before net unrealized
   appreciation (depreciation)  on investments . . . . . . . . . . . .        3,699        5,119         8,760         9,985
 Net unrealized appreciation (depreciation) on
   investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,818      (2,907)         (210)       (1,824)
                                                                             ------       ------        ------        ------
 Net increase in net assets resulting from operations  . . . . . . . .      $ 5,517      $ 2,212       $ 8,550       $ 8,161
                                                                             ======       ======        ======        ======
 Earnings per share  . . . . . . . . . . . . . . . . . . . . . . . . .      $  0.72      $  0.30       $  1.11       $  1.13
                                                                             ======       ======        ======        ======
 Weighted average number of shares and share
   equivalents outstanding . . . . . . . . . . . . . . . . . . . . . .        7,680        7,276         7,677         7,239
                                                                             ======       ======        ======        ======



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)
                                  (unaudited)





                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                            -------
                                                                                      1997             1996
                                                                                      ----             ----
 Increase in net assets resulting from operations:
     Net investment income . . . . . . . . . . . . . . . . . . . . . . . .           $ 5,496          $ 4,528
     Net realized gains on investments . . . . . . . . . . . . . . . . . .             3,264            5,457
     Net unrealized depreciation on investments  . . . . . . . . . . . . .             (210)          (1,824)
                                                                                    --------        ---------
         Net increase in net assets resulting from operations  . . . . . .             8,550            8,161
                                                                                    --------        ---------

 Distributions to shareholders . . . . . . . . . . . . . . . . . . . . . .           (6,698)          (4,900)
                                                                                    --------        ---------
 Capital share transactions:
   Net decrease (increase) in notes receivable from sale of common stock .             1,675            (475)
   Issuance of common stock upon the exercise of stock options . . . . . .               300              800
   Issuance of common stock in lieu of cash distributions  . . . . . . . .               930            2,345
                                                                                    --------        ---------
       Net increase in net assets resulting from capital share
           transactions  . . . . . . . . . . . . . . . . . . . . . . . . .             2,905            2,670
                                                                                    --------        ---------

 Net increase in net assets  . . . . . . . . . . . . . . . . . . . . . . .             4,757            5,931

 Net assets at beginning of period . . . . . . . . . . . . . . . . . . . .           102,838          101,981
                                                                                    --------        ---------

 Net assets at end of period . . . . . . . . . . . . . . . . . . . . . . .          $107,595         $107,912
                                                                                    ========        =========

 Net asset value per share . . . . . . . . . . . . . . . . . . . . . . . .         $   14.13         $  14.80
                                                                                    ========        =========

 Shares outstanding at end of period . . . . . . . . . . . . . . . . . . .             7,617            7,293
                                                                                    ========        =========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)




                                                                                    For the Six Months Ended
                                                                                             June 30,
                                                                                             -------
                                                                                      1997             1996
                                                                                      ----             ----
 Cash Flows From Operating Activities:

   Net increase in net assets resulting from operations  . . . . . . . . .          $  8,550          $ 8,161
   Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
      Net unrealized depreciation on investments . . . . . . . . . . . . .               210            1,824
      Net realized gains on investments  . . . . . . . . . . . . . . . . .           (3,264)          (5,457)
      Amortization of loan discounts and fees  . . . . . . . . . . . . . .             (627)            (809)
      Changes in assets and liabilities:
        Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .               460              134
        Investment advisory fee payable  . . . . . . . . . . . . . . . . .              (53)             (40)
        Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . .                47            (928)
                                                                                     -------          -------
           Net cash provided by operating activities . . . . . . . . . . .             5,323            2,885
                                                                                     -------          -------

 Cash Flows From Investing Activities:
      Investments in small business concerns . . . . . . . . . . . . . . .          (14,893)          (4,844)
      Investments in U.S. government securities  . . . . . . . . . . . . .          (10,686)               -
      Collections from loans and debt securities and other investment
      assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            24,882           12,033
      Net proceeds from sale of equity securities  . . . . . . . . . . . .             4,010            6,321
      Collections from notes receivable from sale of common stock  . . . .             1,874               25
                                                                                     -------          -------
           Net cash provided by investing activities . . . . . . . . . . .             5,187           13,535
                                                                                     -------          -------

 Cash Flows From Financing Activities:
      Issuance of common stock . . . . . . . . . . . . . . . . . . . . . .               100              300
      Dividends and distributions  . . . . . . . . . . . . . . . . . . . .           (9,147)          (5,958)
                                                                                     -------          -------
           Net cash used in financing activities . . . . . . . . . . . . .           (9,047)          (5,658)
                                                                                     -------          -------

 Net increase in cash and cash equivalents . . . . . . . . . . . . . . . .             1,463           10,762

 Cash and cash equivalents, beginning of period  . . . . . . . . . . . . .            18,525            6,227
                                                                                     -------          -------

 Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . .          $ 19,988          $16,989
                                                                                      ======           ======




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


         NOTE 1.  GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Corporation II and subsidiaries (the Company) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1997 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1996 financial statements in order to conform to the 1997 presentation.

         NOTE 2.  DIVIDENDS

         The Company's board of directors declared and paid two dividends to shareholders totaling $0.88 per share during the six months ended June 30, 1997. The Company paid quarterly dividends equal to $0.43 per share and $0.45 per share for the three months ended March 31, 1997 and June 30, 1997, respectively. In connection with these dividends, the Company paid a total of $6.7 million.

         NOTE 3.  EARNINGS PER SHARE

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings per Share" (SFAS 128). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 modifies the method of calculation of net income per share and also requires a reconciliation between basic and diluted per share amounts. Early adoption of the statement prior to the end of 1997 is not allowed.

         The following table (in thousands, except per share data) presents the effect of SAS 128 on the Company's net income per share as if adopted for current period disclosure:



                                            Three Months Ended June 30,         Six Months Ended June 30,
                                            ---------------------------         -------------------------

                                                     1997         1996              1997          1996
                                                     ----         ----              ----          ----
 Net Income.................................       $5,517       $2,212            $8,550        $8,161
                                                    =====       ======            ======         =====
 Basic average shares outstanding ..........        7,612        7,215             7,598         7,179
                                                    =====       ======            ======         =====
 Basic net income per share.................       $ 0.72       $ 0.31            $ 1.12        $ 1.14
                                                    =====       ======            ======         =====
 Effect of dilutive securities:
 Outstanding stock options .................           68           61                79            60
                                                    -----       ------            ------         -----
 Diluted average shares outstanding ........        7,680        7,276             7,677         7,239
                                                    =====       ======            ======         =====
 Diluted net income per share ..............       $ 0.72       $ 0.30            $ 1.11        $ 1.13
                                                    =====       ======            ======         =====

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)



NOTE 4.  COMMITMENTS AND CONTINGENCIES

The Company had loan commitments to invest in various existing and prospective portfolio companies, standby letters of credit and third party guarantees outstanding equal to $3.1 million at June 30, 1997.

The Company is party to certain lawsuits. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the consolidated financial position of the Company.


NOTE 5. SUBSEQUENT EVENT

On August 14, 1997, the Company announced that it has entered into an Agreement and Plan of Merger with Allied Capital Corporation, Allied Capital Commercial Corporation, Allied Capital Lending Corporation and Allied Capital Advisers, Inc., pursuant to which the Company and Allied Capital Corporation, Allied Capital Commercial Corporation, and Allied Capital Advisers, Inc. would merge with and into Allied Capital Lending Corporation through a stock for stock exchange. The merger is subject to the approval by at least two-thirds of the stockholders of each of the merging companies, as well as subject to certain regulatory approvals and other customary closing conditions. If all required approvals are obtained, the Company anticipates the merger would be effective on December 31, 1997.

Pursuant to the terms of the merger agreement, stockholders of the Company at the effective time of the merger will receive 1.40 shares of the merged entity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 1997 and 1996.

For the three months ended June 30, 1997, net increase in net assets resulting from operations was $5.5 million, or $0.72 per share as compared to a net increase in net assets resulting from operations equal to $2.2 million, or $0.30 per share for the three months ended June 30, 1996.

The comparison of earnings for the second quarter of 1997 to the same period in 1996 is significantly effected by the timing of recognizing realized gains and changes in valuations of portfolio investments; therefore, quarterly earnings are not indicative of annual 1997 earnings. Realized gains and unrealized appreciation equaled $2.0 million for the three months ended June 30, 1997, of which, $1.8 million was from net increases in the carrying values of the Company's equity positions in certain portfolio companies (see Portfolio Changes). For the comparable period in 1996, realized gains equaled $2.9 million and unrealized depreciation for the period equaled $2.9 million.

Net investment income increased approximately 56% to $3.5 million from $2.2 million for the three months ended June 30, 1997 and 1996, respectively. This growth is due to an increase in other income of $1.4 million resulting from prepayment penalties related to three portfolio investments during the second quarter of 1997. Total interest income decreased 11% to $2.7 million in the second quarter of 1997 from $3.1 million for the same period last year. The decline in interest income is a function of a smaller average portfolio of loans to small businesses in the second quarter of 1997 as compared to the second quarter of 1996. The Company's total loans to small business concerns at June 30, 1997 was $64.6 million as compared to $90.1 million at June 30, 1996. Since June 30, 1996 the Company has experienced significant repayment activity in its portfolio of loans to small businesses. For the six months ended June 30, 1997 repayments of loans to small businesses totaled $24.9 million. The Company's pace of new investment activity has been impacted by a increasingly competitive marketplace, and a cautious investment policy to assure that the Company is accepting appropriate levels of risk in its new investments. New investments for the six months ended June 30, 1997 were $14.9 million.

Total expenses decreased 21% to $670,000 from $849,000 for the three months ended June 30, 1997 and 1996, respectively. The Company's investment advisory fee decreased $76,000 to $523,000 for the quarter ended June 30, 1997 from $599,000 for the second quarter of 1996. Investment advisory fees were reduced by the decline in assets invested in small business concerns. Other operating expenses decreased approximately 41% for the three months ended June 30, 1997 as compared to the same period in 1996 as a result of lower portfolio expenses such as legal and other expenses.

For the Six Months ended June 30, 1997 and 1996.

Net increase in net assets resulting from operations was $8.6 million, or $1.11 per share, for the six months ended June 30, 1997, compared to $8.2 million, or $1.13 per share, for the same period in 1996. Net investment income increased approximately 21% to $5.5 million for 1997 as compared to $4.5 million in 1996. This increase in net investment income results primarily from the same factors discussed above relating to interest and other income. Realized gains decreased $2.2 million for the first half of 1997 as compared to the same period in 1996. Unrealized depreciation for the six months ended June 30, 1997 was $210,000 as compared to $1.8 million in unrealized depreciation for the six months ended June 30, 1996. As was described above, the Company can experience significant fluctuations in realized and unrealized gains on a quarter-to-quarter comparison basis, and as a result any one quarterly period is not indicative of expected annual earnings.

Total expenses decreased 14% to $1.4 million from $1.6 million for the six months ended June 30, 1997 and 1996, respectively. The decreases were caused by the same factors discussed in the quarter-to-quarter comparison above.

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased $1.4 million to $108.3 million as of June 30, 1997 from $106.9 million as of December 31, 1996. Total investments as of June 30, 1997 decreased $10.4 million from December 31, 1996.

The Company purchased $10.7 million in U.S. government securities with maturities ranging from three months to one year in order to maximize returns on excess cash resources. Cash, cash equivalents and investments in U.S. government securities increased $12.2 million during the six months ended June 30, 1997.

In order to fund its investments in small businesses, the Company has cash and an uncommitted line of credit with a commercial bank. The Company had total cash, cash equivalents and U.S. government securities available at June 30, 1997 of $30.8 million and available credit facilities of $25 million.

At June 30, 1997, outstanding commitments for future financing by the Company were approximately $3.1 million. Given the amount of cash, cash equivalents and U.S. government securities available at June 30, 1997, and its available credit facilities, the Company believes that it has adequate capital to continue to satisfy its operating needs, commitments and other future investment opportunities that may arise throughout 1997.

PORTFOLIO CHANGES

For the six months ended June 30, 1997, the Company's portfolio depreciated $210,000 due to the sale of certain investments which resulted in realized gains (losses), changes in market prices for public equity investments, and changes in value of certain private investments.

The disposition of certain portfolio investments resulted in unrealized appreciation (depreciation) and the recognition of realized gains (losses) during the six months ended June 30, 1997 as follows:

                                                                     Unrealized              Realized
                                                                   Appreciation                  Gain
                                                                 (Depreciation)                (Loss)
                                                                 --------------                ------
                 Allied Waste Industries, Inc.                     $(1,548,000)            $2,567,000
                 ASW Holding Corporation                              (276,000)               537,000
                 Colorado Prime Corporation                                   0                98,000
                 Contemporary Media, Inc.                              (46,000)               112,000
                 Enviroplan, Inc.                                       362,000             (405,000)
                 Kirker Enterprises, Inc.                                     0                19,000
                 Montgomery Tank Lines                                (284,000)               336,000

The Company's public equity investments which appreciated (depreciated) in value during the six months ended June 30, 1997 were:

                                                                       Unrealized
                                                                     Appreciation
                                                                   (Depreciation)
                                                                   --------------
                 Au Bon Pain Co., Inc.                                    49,000
                 Brazos Sportswear, Inc.                                 736,000
                 DeVlieg-Bullard, Inc.                                    52,000
                 Esquire Communications, Ltd.                            460,000
                 Garden Ridge Corporation                                501,000
                 Labor Ready, Inc.                                     (589,000)
                 Nobel Education Dynamics, Inc.                        (378,000)
                 The Peerless Group, Inc.                                  9,000
                 Quality Software Products Holdings, PLC                   8,000
                 Gulf South Medical Supply, Inc.                        (20,000)

In addition, the Company's investments in the following private companies had unrealized appreciation (depreciation) during the six months ended June 30, 1997 - Grant Broadcasting Systems II - $528,000; Julius Koch USA, Inc. -

$710,000; and Contemporary Industries, Inc. - ($239,000). The remaining investment portfolio had net unrealized depreciation of $245,000.

FACTORS AFFECTING THE COMPANY'S BUSINESS

Illiquidity. Most of the Company's investments consist of securities acquired directly from the issuers in private transactions. They are usually subject to restrictions on resale or otherwise illiquid. There is usually no established trading market for these securities. In addition, most of the securities are not eligible for sale to the public without registration which would involve delay and expense.

Competition. A large number of entities and individuals compete for the opportunity to make the kinds of investments made by the Company. Many of these entities and individuals have greater financial resources than the resources of the Company. As a result of this competition, the Company may from time to time be precluded from making otherwise attractive investments on terms considered to be prudent in light of the risks to be assumed.

Statements included in this report concerning the Company's future prospects are "forward looking statements" under the Federal securities laws. There can be no assurance that future results will be achieved and actual results could differ materially from forecasts and estimates.

                           Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is party to certain lawsuits. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the consolidated financial position of the Company.

Item 2.  CHANGES IN SECURITIES

         No material changes have occurred in the securities of the Registrant.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 2, 1997, the Company held its Annual Meeting of Shareholders in Bethesda, Maryland. Shareholders voted on three matters; the substance of these matters and the results of the voting of each such matter are described below.

         1. Election of Directors: Shareholders elected a total of seven directors, which comprised the entire Board, to serve for a one-year term. Votes were cast as follows:

                                                   FOR                       WITHHELD
                 William L. Walton                 7,157,689                 120,073
                 George C. Williams                7,164,516                 113,599
                 Lawrence I. Hebert                7,164,216                 113,549
                 John D. Reilly                    7,164,516                 113,249
                 Smith T. Wood                     7,164,516                 113,249
                 John D. Firestone                 7,166,378                 111,387
                 John I. Leahy                     7,165,220                 112,544

         2. Ratification of the selection of Matthews, Carter & Boyce to serve as independent accountants for the year ended December 31, 1997:

                                                   FOR              AGAINST          ABSTAIN
                                                   7,115,728        33,371           128,661

         3. Amend the Company's Incentive Stock Option Plan to increase the number of shares available under the plan and add a change of control provision:

                                                   FOR              AGAINST          ABSTAIN
                                                   4,105,334        611,269          190,457

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         3   Bylaws

         (a)  List of Exhibits

         11  Statement of Computation of Earnings Per Share

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

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

                                           ALLIED CAPITAL CORPORATION II
                                           -----------------------------
                                                   (Registrant)



                                           /s/ Jon A. DeLuca
                                           -------------------------------------
Date: August 14, 1997                      Jon A. DeLuca
     ----------------                      Principal and Chief Financial Officer