Form 10-Q
period 1997-09-30
ALLIED CAPITAL CORP II
filed 1997-11-13
CIK 850426

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                Quarterly report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period                                 Commission file number:
ended SEPTEMBER 30, 1997                                          0-18016
      ------------------                                       -------------

                          ALLIED CAPITAL CORPORATION II
             ------------------------------------------------------
             (exact name of Registrant as specified in its charter)

        MARYLAND                                                52-1628801
------------------------------                              --------------------
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

Registrant's telephone number, including area code: (202) 331-1112
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---
On November 5, 1997 there were 7,919,267 shares outstanding of the Registrant's common stock, $1 par value.

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                                 FORM 10-Q INDEX

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Consolidated Balance Sheet as of September 30, 1997 and
             December 31, 1996.................................................1

             Consolidated Statement of Operations - For the Three and
             Nine Months Ended September 30, 1997 and 1996.....................2

             Consolidated Statement of Changes in Net Assets - For
             the Nine Months Ended September 30, 1997 and 1996.................3

             Consolidated Statement of Cash Flows - For the Nine
             Months Ended September 30, 1997 and 1996..........................4

             Notes to the Consolidated Financial Statements....................5

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................7

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................11

  Item 2.  Changes in Securities..............................................11

  Item 3.  Defaults Upon Senior Securities....................................11

  Item 4.  Submission of Matters to a Vote of Security Holders................11

  Item 5.  Other Information..................................................11

  Item 6.  Exhibits and Reports on Form 8-K...................................11

  Signatures..................................................................12

                         PART I - Financial Information

Item 1.    Financial Statements

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (in thousands, except number of shares)

                                                                                        September 30, 1997  December 31, 1996
                                                                                        ------------------  -----------------
                                                                                            (unaudited)
ASSETS

Investments at value:

  Loans and debt securities (cost: 1997 - $66,374; 1996 -
    $80,859) .........................................................................       $  59,080        $  74,505

  Equity securities (cost: 1997 - $5,534; 1996 - $5,956) .............................          12,534           11,613

  Other investment assets (cost: 1997 - $180; 1996 - $196) ...........................             132              148
                                                                                             ---------        ---------

           Total investments .........................................................          71,746           86,266

Cash and cash equivalents ............................................................          25,927           18,525

U.S. government securities ...........................................................          10,932               --

Other assets .........................................................................           1,745            2,117
                                                                                             ---------        ---------

           Total assets ..............................................................       $ 110,350        $ 106,908
                                                                                             =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Investment advisory fee payable ....................................................       $     509        $     576

  Dividends and distributions payable ................................................              --            3,379

  Other liabilities ..................................................................             124              115
                                                                                             ---------        ---------

           Total liabilities .........................................................             633            4,070
                                                                                             ---------        ---------

Commitments and Contingencies

Shareholders' Equity:

Common stock, $1 par value; 20,000,000 shares authorized;
  7,911,371 and 7,550,198 shares issued and outstanding at
  9/30/97 and 12/31/96 ...............................................................           7,905            7,550

Additional paid-in capital ...........................................................         105,465           99,522

Notes receivable from sale of common stock ...........................................          (6,588)          (5,387)

Net unrealized depreciation on investments ...........................................            (342)            (745)

Undistributed accumulated earnings ...................................................           3,277            1,898
                                                                                             ---------        ---------

          Total shareholders' equity .................................................         109,717          102,838
                                                                                             ---------        ---------

          Total liabilities and shareholders' equity .................................       $ 110,350        $ 106,908
                                                                                             =========        =========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                  For the Three Months       For the Nine Months
                                                                                   Ended September 30,        Ended September 30,
                                                                                  --------------------       --------------------
                                                                                    1997         1996          1997         1996
                                                                                    ----         ----          ----         ----

Investment income:

  Interest ..................................................................      $ 2,485      $ 2,765       $ 7,833      $ 8,852

  Other income ..............................................................           --           25         1,519           71
                                                                                   -------      -------       -------      -------

    Total investment income .................................................        2,485        2,790         9,352        8,923
                                                                                   -------      -------       -------      -------


Expenses:

  Investment advisory fee ...................................................          508          634         1,590        1,862

  Other operating expenses ..................................................          431           32           720          409
                                                                                   -------      -------       -------      -------

    Total expenses ..........................................................          939          666         2,310        2,271
                                                                                   -------      -------       -------      -------


Net investment income .......................................................        1,546        2,124         7,042        6,652

Net realized gains on investments ...........................................        1,468          684         4,732        6,141
                                                                                   -------      -------       -------      -------

Net investment income before net unrealized
  appreciation (depreciation) on investments ................................        3,014        2,808        11,774       12,793

Net unrealized appreciation (depreciation) on
  investments ...............................................................          613         (260)          403       (2,084)
                                                                                   -------      -------       -------      -------

Net increase in net assets resulting from operations ........................      $ 3,627      $ 2,548       $12,177      $10,709
                                                                                   =======      =======       =======      =======

Earnings per share ..........................................................      $  0.46      $  0.34       $  1.58      $  1.47
                                                                                   =======      =======       =======      =======

Weighted average number of shares and share
  equivalents outstanding ...................................................        7,807        7,386         7,721        7,287
                                                                                   =======      =======       =======      =======

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                    -------------------------
                                                                                        1997           1996
                                                                                        ----           ----

Increase in net assets resulting from operations:

  Net investment income ........................................................     $   7,042      $   6,652

  Net realized gains on investments ............................................         4,732          6,141

  Net unrealized appreciation (depreciation) on investments ....................           403         (2,084)
                                                                                     ---------      ---------

    Net increase in net assets resulting from operations .......................        12,177         10,709
                                                                                     ---------      ---------


Distributions to shareholders ..................................................       (10,395)        (7,685)
                                                                                     ---------      ---------


Capital share transactions:

  Net increase in notes receivable from sale of common stock ...................        (1,201)          (675)

  Issuance of common stock upon the exercise of stock options ..................         4,432          1,379

  Issuance of common stock in lieu of cash distributions .......................         1,866          3,130
                                                                                     ---------      ---------

    Net increase in net assets resulting from capital share transactions .......         5,097          3,834
                                                                                     ---------      ---------


Net increase in net assets .....................................................         6,879          6,858


Net assets at beginning of period ..............................................       102,838        101,981
                                                                                     ---------      ---------

Net assets at end of period ....................................................     $ 109,717      $ 108,839
                                                                                     =========      =========

Net asset value per share ......................................................     $   13.87      $   14.77
                                                                                     =========      =========

Shares outstanding at end of period ............................................         7,911          7,367
                                                                                     =========      =========



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                 For the Nine Months Ended
                                                                                                       September 30,
                                                                                                 -------------------------
                                                                                                     1997          1996
                                                                                                     ----          ----

Cash Flows From Operating Activities:

  Net increase in net assets resulting from operations .......................................     $ 12,177      $ 10,709

  Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:

    Net unrealized (appreciation) depreciation on investments ................................         (403)        2,084

    Net realized gains on investments ........................................................       (4,732)       (6,141)

    Amortization of loan discounts and fees ..................................................         (978)       (1,237)

    Changes in assets and liabilities:

      Other assets ...........................................................................          372            84

      Investment advisory fee payable ........................................................          (67)           (5)

      Other liabilities ......................................................................            9          (898)
                                                                                                   --------      --------

        Net cash provided by operating activities ............................................        6,378         4,596
                                                                                                   --------      --------

Cash Flows From Investing Activities:

    Investments in small business concerns ...................................................      (16,952)      (17,383)

    Investments in U.S. government securities ................................................      (10,685)           --

    Collections from loans and debt securities and other investment assets ...................       30,599        16,175

    Net proceeds from sale of equity securities ..............................................        6,741         7,801

    Collections from notes receivable from sale of common stock ..............................        2,812           325
                                                                                                   --------      --------

        Net cash provided by investing activities ............................................       12,515         6,918
                                                                                                   --------      --------

Cash Flows From Financing Activities:

    Issuance of common stock .................................................................          417           479

    Dividends and distributions ..............................................................      (11,908)       (7,958)
                                                                                                   --------      --------

        Net cash used in financing activities ................................................      (11,491)       (7,479)
                                                                                                   --------      --------

Net increase in cash and cash equivalents ....................................................        7,402         4,035

Cash and cash equivalents, beginning of period ...............................................       18,525         6,227
                                                                                                   --------      --------

Cash and cash equivalents, end of period .....................................................     $ 25,927      $ 10,262
                                                                                                   ========      ========



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 1.  GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Corporation II and subsidiaries (the Company) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1997 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1996 financial statements in order to conform to the 1997 presentation.

NOTE 2.  DIVIDENDS

The Company's board of directors declared and paid three dividends to shareholders totaling $1.35 per share during the nine months ended September 30, 1997. The Company paid quarterly dividends equal to $0.43, $0.45, and $0.47 per share for the three months ended March 31, 1997, June 30, 1997, and September 30, 1997, respectively. In connection with these dividends, the Company paid cash of $9.5 million and distributed new shares of common stock to participants in the dividend reinvestment plan with a value of $0.9 million for a total of $10.4 million.

The board of directors declares dividends based upon estimates of the Company's taxable income (including ordinary investment income and capital gain income) for the year. Taxable income and the net increase in net assets resulting from operations can differ substantially during a taxable year, due to differences in the timing of recognition of gains and losses on the disposition of portfolio securities. For purposes of financial reporting, the net increase in net assets resulting from operations includes the effect of both realized and unrealized gains and losses associated with the portfolio over time. For purposes of computing taxable income, gains and losses are recognized only when realized through disposition.

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

                 ALLIED CAPITAL CORPORATION II AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

The following table (in thousands, except per share data) presents the effect of SFAS 128 on the Company's net income per share as if adopted for current period disclosure:

                                                               Three Months Ended      Nine Months Ended
                                                                  September 30,          September 30,
                                                               ------------------     -------------------
                                                                 1997       1996        1997        1996
                                                                 ----       ----        ----        ----

Net Income ............................................         $3,627     $2,548     $12,177     $10,709
                                                                ======     ======     =======     =======

Basic average shares outstanding ......................          7,747      7,303       7,648       7,220
                                                                ======     ======     =======     =======

Basic net income per share ............................         $ 0.47     $ 0.35     $  1.59     $  1.48
                                                                ======     ======     =======     =======

Effect of dilutive securities:

Outstanding stock options .............................             60         83          73          67
                                                                ------     ------     -------     -------

Diluted average shares outstanding ....................          7,807      7,386       7,721       7,287
                                                                ======     ======     =======     =======

Diluted net income per share ..........................         $ 0.46     $ 0.34     $  1.58     $  1.47
                                                                ======     ======     =======     =======


NOTE 4.  COMMITMENTS AND CONTINGENCIES

The Company had loan commitments to invest in various existing and prospective portfolio companies, standby letters of credit and third party guarantees outstanding equal to $15.5 million at September 30, 1997.

The Company is party to certain lawsuits. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the consolidated financial position of the Company.

NOTE 5.  MERGER

On August 14, 1997, the Company announced that it has entered into an Agreement and Plan of Merger (the "Merger Agreement") with Allied Capital Corporation, Allied Capital Commercial Corporation, Allied Capital Lending Corporation and Allied Capital Advisers, Inc. (collectively, the "Companies") pursuant to which the Company and Allied Capital Corporation, Allied Capital Commercial Corporation, and Allied Capital Advisers, Inc. would merge with and into Allied Capital Lending Corporation through a stock for stock exchange (the "Merger"). Pursuant to the terms of the Merger Agreement, stockholders of the Company at the effective time of the merger will receive 1.40 shares of the merged entity. The Merger is subject to the approval by at least two-thirds of the stockholders of each of the merging companies, as well as subject to certain regulatory approvals, and other customary closing conditions. The Special Meetings of Stockholders of the Companies to vote on the Merger and the other related transactions are scheduled to be held on November 26, 1997. The Joint Proxy Statement/Prospectus relating to the Merger was distributed to stockholders on or about October 14, 1997.

Applications have been submitted by the Companies to the Securities and Exchange Commission and the Small Business Administration seeking certain exemptive relief and approvals in connection with the Merger. Such applications are currently pending before such agencies. If all required approvals are obtained, the Company anticipates the Merger would be effective on December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

For the three months ended September 30, 1997, the net increase in net assets resulting from operations was $3.6 million, or $0.46 per share, as compared to $2.5 million, or $0.34 per share, for the third quarter of 1996. Earnings for the third quarter of 1997 as compared to the same period in 1996 increased primarily due to the amount of realized gains and unrealized appreciation recorded on certain loans during the third quarter ended September 30, 1997 as compared to the same period of 1996.

Earnings on a quarter-to-quarter comparison basis can be significantly effected by the timing of recognizing realized gains and changes in valuations of portfolio investments, and therefore, quarterly earnings are not necessarily indicative of annual results. Realized gains and unrealized appreciation equaled $2.1 million for the three months ended September 30, 1997, of which $0.6 million was primarily due to net increases in the carrying values of the Company's equity positions in certain portfolio companies, and $1.5 million was due to realized gains (see Portfolio Changes). For the comparable period in 1996, realized gains and unrealized appreciation equaled $0.4 million, of which, realized gains equaled $0.7 million and unrealized depreciation for the period equaled $0.3 million.

Net investment income decreased approximately 27% to $1.5 million from $2.1 million for the three months ended September 30, 1997 and 1996, respectively. Total interest income decreased 10% to $2.5 million in the third quarter of 1997 from $2.8 million for the same period last year. Average investments outstanding for the third quarter of 1997 were lower than that of the third quarter of 1996. The Company has made new investments in portfolio companies totaling $16.9 million for the nine months ended September 30, 1997, but has received repayments and proceeds from the exit of investments totaling $37.3 million.

Total expenses increased 41% to $0.9 million for the third quarter 1997 as compared to $0.7 million for the third quarter of 1996. The Company's investment advisory fee decreased $126,000 to $508,000 for the quarter ended September 30, 1997 from $634,000 in the third quarter of 1996. The investment advisory fee declined due to decreases in assets at September 30, 1997 as compared to September 30, 1996 that are subject to the 2.5% per annum advisory fee. Other operating expenses increased $0.4 million for the three months ended September 30, 1997 as compared to the prior period in 1996. During the third quarter of 1997, the Company incurred certain expenses related to the proposed Merger announced to shareholders in August 1997. These expenses approximated $0.2 million and included investment banking fees and legal fees. Other operating expenses also included $0.1 million in non-recurring legal costs associated with the portfolio.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net increase in net assets resulting from operations was $12.2 million, or $1.58 per share, for the nine months ended September 30, 1997, compared to $10.7 million, or $1.47 per share, for the same period in 1996.

Realized gains and unrealized appreciation equaled $5.1 million for the nine months ended September 30, 1997, of which $0.4 million was primarily due to net increases in the carrying values of the Company's equity positions in certain portfolio companies, and $4.7 million was due to realized gains. For the comparable period in 1996, realized gains and unrealized depreciation equaled $4.0 million, of which, realized gains equaled $6.1 million and unrealized depreciation for the period equaled $2.1 million.

Net investment income increased approximately 6% to $7.0 million from $6.7 million for the nine months ended September 30, 1997 and 1996, respectively. The 1997 increase in net investment income is largely due to approximately $1.5 million in prepayment fees associated with the early repayment of certain portfolio loans. Total interest income decreased 12% to $7.8 million for the nine months ended September 30, 1997 from $8.9 million for the same period last year. Average investments outstanding during 1997 have been less than 1996 amounts because of significant loan repayment activity, which resulted in the decrease in interest income for 1997.

Total expenses increased 2% to $2.31 million for the nine months ended September 30, 1997 as compared to $2.27 million for the third quarter of 1996. The Company's investment advisory fee decreased 15% to $1.6 million for the nine months ended September 30, 1997 from $1.9 million for the same period of 1996. The investment advisory fee has decreased in 1997 as compared to 1996 because assets that were subject to the 2.5% per annum advisory fee at each quarter end in 1997 have been lower than the 1996 amounts. Other operating expenses increased $0.3 million for the nine months ended September 30, 1997 as compared to the prior period in 1996. In 1997, the Company has incurred certain expenses related to the proposed Merger announced to shareholders in August 1997. These expenses approximated $0.2 million and included investment banking fees and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased $3.4 million to $110.3 million as of September 30, 1997 from $106.9 million as of December 31, 1996. Total investments as of September 30, 1997 decreased $14.5 million from December 31, 1996 due to significant repayment activity in the Company's portfolio of loans to small businesses.

The Company has invested $10.9 million in U.S. government securities with maturities ranging from three months to one year in order to maximize returns on excess cash resources. Cash, cash equivalents and investments in U.S. government securities increased $18.3 million during the nine months ended September 30, 1997.

In order to fund its investments in small businesses, the Company has cash and an uncommitted line of credit with a commercial bank. The Company had total cash, cash equivalents and U.S. government securities available at September 30, 1997 of $36.8 million and available credit facilities of $25 million.

At September 30, 1997, outstanding commitments for future financing by the Company were approximately $15.5 million, of which approximately $9.8 million has been funded during the fourth quarter of 1997. Given the amount of cash, cash equivalents and U.S. government securities available at September 30, 1997, and its available credit facilities, the Company believes that it has adequate capital to continue to satisfy its operating needs, commitments and other future investment opportunities that may arise throughout 1997.

PORTFOLIO CHANGES

For the nine months ended September 30, 1997, the Company's portfolio appreciated $403,000 due to the sale of certain investments which resulted in realized gains (losses), changes in market prices for public equity investments, and changes in value of certain private investments.

The disposition of certain portfolio investments resulted in unrealized appreciation (depreciation) and the recognition of realized gains (losses) during the nine months ended September 30, 1997 as follows:

                                                                         Unrealized                  Realized
                                                                       Appreciation                      Gain
                                                                     (Depreciation)                    (Loss)
                                                                     --------------                  --------
                     Allied Waste Industries, Inc.                    $(1,548,000)                 $2,567,000
                     ASW Holding Corporation                             (276,000)                    537,000
                     BSI Holdings                                              --                     120,000
                     Colorado Prime Corporation                                --                      98,000
                     Contemporary Media, Inc.                             (46,000)                    112,000
                     Enviroplan, Inc.                                     362,000                    (405,000)
                     Gulf South                                                --                     (20,000)
                     Kirker Enterprises, Inc.                                  --                      19,000
                     Labor Ready                                         (626,000)                  1,368,000
                     Montgomery Tank Lines                               (284,000)                    336,000

The Company's public equity investments which appreciated (depreciated) in value during the nine months ended September 30, 1997 were:

                                                                            Unrealized
                                                                          Appreciation
                                                                        (Depreciation)
                                                                        --------------
                     Au Bon Pain Co., Inc.                                 272,000
                     Brazos Sportswear, Inc.                               615,000
                     DeVlieg-Bullard, Inc.                                 183,000
                     Esquire Communications, Ltd.                        1,007,000
                     Garden Ridge Corporation                              908,000
                     Nobel Education Dynamics, Inc.                       (197,000)
                     The Peerless Group, Inc.                             (371,000)
                     Quality Software Products Holdings, PLC                10,000
                     Pico Products                                         102,000

In addition, the Company's investments in the following private companies appreciated (depreciated) during the nine months ended September 30, 1997 - Grant Broadcasting Systems II - $528,000; Julius Koch USA, Inc. - $710,000; and Contemporary Industries, Inc. - ($1,314,000). The remaining investment portfolio had net unrealized appreciation of $368,000.

FACTORS AFFECTING THE COMPANY'S BUSINESS

Proposed Merger. On August 14, 1997, the Company announced that it has entered into an Agreement and Plan of Merger (the "Merger Agreement") with Allied Capital Corporation, Allied Capital Commercial Corporation, Allied Capital Lending Corporation and Allied Capital Advisers, Inc. (collectively, the "Companies") pursuant to which the Company and Allied Capital Corporation, Allied Capital Commercial Corporation, and Allied Capital Advisers, Inc. would merge with and into Allied Capital Lending Corporation through a stock for stock exchange (the "Merger"). Pursuant to the terms of the Merger Agreement, stockholders of the Company at the effective time of the merger will receive
1.40 shares of the merged entity. The Merger is subject to the approval by at least two-thirds of the stockholders of each of the merging companies, as well as subject to certain regulatory approvals, and other customary closing conditions. The Special Meetings of Stockholders of the Companies to vote on the Merger and the other related transactions are scheduled to be held on November 26, 1997. The Joint Proxy Statement/Prospectus relating to the Merger was distributed to stockholders on or about October 14, 1997.

Applications have been submitted by the Companies to the Securities and Exchange Commission and the Small Business Administration seeking certain exemptive relief and approvals in connection with the Merger. Such applications are currently pending before such agencies. If all required approvals are obtained, the Company anticipates the Merger would be effective on December 31, 1997.

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

           None.

Item 5.    OTHER INFORMATION

           None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  List of Exhibits

           3(ii) Bylaws
           11 Statement of Computation of Earnings Per Share

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

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

                                         ALLIED CAPITAL CORPORATION II
                                         -----------------------------
                                                  (Registrant)

                                         /s/ Jon A. DeLuca
                                         -----------------------------
Date: November 13, 1997                  Jon A. DeLuca
      -----------------                  Principal and Chief Financial Officer